Form 10-Q
period 1995-09-30
POCAHONTAS BANKSHARES CORP
filed 1995-11-13
CIK 723594

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended: September 30, 1995

                                      or

            [ ] Transition Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

   For the transition period from                    to
                                 --------------------  --------------------


                        Commission file number: 0-11671


                       POCAHONTAS BANKSHARES CORPORATION
            (Exact name of registrant as specified in its charter)


             West Virginia                              55-0628089
             -------------                              ----------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                 Identification No.)


   500 Federal Street, Bluefield, WV                       24701
   ---------------------------------                       -----
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (304) 325-8181
                                                           --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                              ---------     ---------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               $1.25 Par Value - Common Stock - 1,000,000 shares

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

                                     INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

   Financial Statements (Unaudited)

       Consolidated Statements of Financial Condition..............      3

       Consolidated Statements of Income...........................      4

       Consolidated Statements of Cash Flows.......................      5

       Consolidated Statements of Changes on Stockholders' Equity..      6

   Notes to Consolidated Financial Statements......................  6 - 8

   Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................      9

PART II.  OTHER INFORMATION

   Exhibits and Reports on Form 8-K................................      9

   SIGNATURES......................................................      9

The total number of pages of the Form 10-Q Quarterly Report is nine (9) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)                                                             September 30,        December 31,
                                                                             (Dollars in thousands)
ASSETS                                                                           1995                1994
Cash and due from banks                                                  $      7,897          $   10,732
Interest-bearing balances with banks                                            2,967                 245
Securities available for sale:  (cost approximated $5,760 at
          September 30, 1995, and $5,630 at December 31, 1994)                  5,339               4,919
Investment securities:  (market value approximated $53,838 at
          September 30, 1995 and $57,715 at December 31, 1994)
     U.S. Treasury                                                             35,504              41,974
     U.S. Government agencies and corporations                                 13,285              12,647
     States and political subdivisions                                          3,840               3,700
     Other securities                                                           1,046               1,055
     Total investment securities                                               53,675              59,376
Federal funds sold                                                             10,500               6,400
Loans                                                                         176,746             171,325
     Less allowance for loan losses                                             2,120               1,985
Net loans                                                                     174,626             169,340
Premises and equipment                                                          4,759               4,811
Real estate owned other than bank premises                                      1,206                 928
Other assets                                                                    4,171               4,075
Goodwill and other intangible assets                                              441                 473
                                                       TOTAL ASSETS      $    265,581          $  261,299
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                 $     26,554          $   26,836
     Interest-bearing                                                         202,796             204,046
          Total deposits                                                      229,350             230,882
Federal funds purchased and securities sold under
     agreements to repurchase                                                   8,691               5,661
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                             3,100               1,302
Long-term debt                                                                     --               1,200
Other liabilities                                                               1,638               1,093
                                                  TOTAL LIABILITIES           242,779             240,138
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 2,000,000
     Shares issued and outstanding: 1,000,000                                   1,250               1,250
Paid-in capital                                                                 2,035               2,035
Retained earnings                                                              19,938              18,587
Unrealized losses on securities                                                  (421)               (711)
                                         TOTAL STOCKHOLDERS' EQUITY            22,802              21,161
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    265,581          $  261,299

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

     (Unaudited)                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
INTEREST INCOME                                               1995             1994              1995              1994
                                                                    (Dollars in thousands, except per share data)
Interest and fees on loans                                 $  4,228         $  3,813         $  12,302         $  10,829
Interest on balances with banks                                  39               --                45                 1
Interest and dividends from securities available for
 sale                                                            94               97               285               294
Interest and dividends from investment securities:
     U.S. Treasury and agencies                                 666              647             2,059             2,011
     States and political subdivisions                           73               63               215               205
     Other investment securities                                 16               16                48                33
Interest on federal funds sold                                  119               24               405               100
                               TOTAL INTEREST INCOME          5,235            4,660            15,359            13,473

INTEREST EXPENSE
Interest on time certificates of                                296              149               782               417
 $100,000 or more
Interest on other deposits                                    1,953            1,578             5,530             4,798
Interest on federal funds purchased and securities
 sold under agreements to repurchase                             76               52               231               124

Interest on demand notes to U. S. Treasury
 and other liabilities for borrowed money                        37               11               111                31

Interest on long-term borrowings                                 --               34                --               105
                             TOTAL INTEREST EXPENSE           2,362            1,824             6,654             5,475
Net interest income                                           2,873            2,836             8,705             7,998
Provision for loan losses                                       311               46               657               156
Net interest income after provision for loan losses           2,562            2,790             8,048             7,842

NONINTEREST INCOME
Income from fiduciary activities                                187              150               547               456
Other operating income                                          277              346               879               857
Securities gains (losses)                                        --                1                --                 1
                            TOTAL NONINTEREST INCOME            464              497             1,426             1,314

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                  1,057            1,079             3,119             3,049
Furniture and equipment expense                                 250              251               790               767
Other noninterest expense                                       745              944             2,578             2,708
                           TOTAL NONINTEREST EXPENSE          2,052            2,274             6,487             6,524

Income before income taxes                                      974            1,013             2,987             2,632
Applicable income taxes                                         335              335               986               855
                                          NET INCOME       $    639         $    678         $   2,001         $   1,777

                         NET INCOME PER COMMON SHARE       $   0.64         $   0.68         $    2.00         $    1.78

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Unaudited)                                                          Nine Months Ended
                                                                            September 30,
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                 1995                   1994
Net income                                                      $    2,001             $    1,777
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                            657                    156
  Depreciation and amortization                                        374                    357
  Securities gains                                                      --                     (1)
  (Increase) decrease in interest receivable                           (57)                    19
  Net investment amortization and accretion                            587                    663
  (Increase) decrease in other assets                                 (169)                    17
  Increase in interest payable and other liabilities                   300                    515
                NET CASH PROVIDED BY OPERATING ACTIVITIES            3,693                  3,503

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold                     (4,100)                 5,770
  Purchases of investment securities                                (5,429)               (14,720)
  Proceeds from sales investment securities                             --                     --
  Proceeds from maturities of investment securities                 10,280                 12,487
  Net increase in loans                                             (5,738)                (2,369)
  Acquisition of fixed assets                                         (265)                  (517)
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (5,252)                   651

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits           (15,543)                   931
  Net increase (decrease) in time deposits                          14,011                 (4,138)
  Net increase (decrease) in short-term borrowings                   3,628                    (87)
  Principal repayments of long-term debt                                --                   (600)
  Cash dividends paid                                                 (650)                  (600)
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            1,446                 (4,494)
                  NET DECREASE IN CASH AND DUE FROM BANKS       $     (113)            $     (340)
                    CASH AND DUE FROM BANKS AT JANUARY 1,           10,977                  9,795
                 CASH AND DUE FROM BANKS AT SEPTEMBER 30,       $   10,864             $    9,455

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                      $    6,245             $    5,282
  Income taxes                                                       1,068                    636
Noncash transaction:
  Other borrowing incurred in satisfaction of long-term debt         1,200                     --

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY

    (Unaudited)                                         Nine Months Ended
                                                          September 30,
                                                      (Dollars in thousands)
                                                         1995       1994
BALANCE, JANUARY 1,                                    $  21,161  $  20,366
Net income                                                 2,001      1,777
Cash dividends declared - $0.65 per share in 1995 and
 $0.60 per share in 1994                                     650        600
Change in unrealized losses on securities                    290       (494)
BALANCE, SEPTEMBER 30,                                 $  22,802  $  21,049



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally ac cepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the nine-month period ended September 30, 1995, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - REGULATORY CAPITAL REQUIREMENTS

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. This minimum may be increased by at least 1% or 2% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and each subsidiary as of September 30, 1995.

                                        Combined Capital
    Entity                   Tier 1   (Tier 1 and Tier 2)  Leverage
-----------------------      ------   -------------------  --------
Consolidated................ 12.20%         13.36%           8.47%
First Century Bank, N.A..... 12.23%         13.39%           8.46%
First Century Bank.......... 11.15%         12.28%           8.18%

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1995  (Continued)


NOTE C - CHANGE IN ACCOUNTING PRINCIPLES FOR IMPAIRED LOANS

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114) as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS 118). Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans that are collateral dependent is based on the fair value of the collateral. The measurement of other impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate. The initial adoption of these standards had an immaterial effect on the Corporation's financial statements.

The adequacy of the allowance for credit losses is periodically evaluated by the Corporation in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Corporation's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.

The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1995  (Continued)


NOTE C - CHANGE IN ACCOUNTING PRINCIPLES FOR IMPAIRED LOANS (Continued)

Loans:

Loans at September 30, 1995 and 1994 consist of the following:

(Dollars in Thousands)

                                                          1995      1994
                                                        --------  --------
 Commercial, financial and agricultural                 $ 46,453  $ 52,059
 Real estate - construction                                2,969     2,142
 Real estate - mortgage (residential and commercial)     100,232   100,037
 Loans to individuals                                     27,092    25,299
                                                        --------  --------
     Total loans                                         176,746   179,537
 Less:  allowance for credit losses                        2,120     1,925
                                                        --------  --------
     Net loans                                          $174,626  $177,612
                                                        ========  ========


Allowance for credit losses:

An analysis of the allowance for credit losses as of September 30, 1995, 1994 and 1993 is as follows:
(Dollars in Thousands)

                                            1995     1994     1993
                                           ------   ------   ------
 Balance at beginning of period            $1,985   $1,858   $1,540
 Provision charged to operating expense       657      156      167
 Recoveries on loans                           25      597      158
 Loans charged off                           (547)    (686)    (255)
                                           ------   ------   ------
 Balance at end of period                  $2,120   $1,925   $1,610
                                           ======   ======   ======

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled approximately $2,093,000 of which $121,000 related to loans with no valuation allowance because the loans have been partially written down through charge-offs and $2,514,000 related to loans with a corresponding valuation allowance of $542,000. For the period ended September 30, 1995, the average recorded investment in impaired loans was approximately $1,470,000. The Corporation recognized no interest on impaired loans (during the portion of the period that they were impaired) for the period ended September 30, 1995.

NOTE D - LONG-TERM DEBT

The Corporation refinanced its long-term debt which resulted in an expedited payment schedule and a lower interest rate. The new debt is scheduled to be paid by December 31, 1995 at a rate of New York prime less one quarter of one percent (currently 8.50%).

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


During the third quarter of 1995 net income decreased $39,000 or 5.8% from the $678,000 earned during the third three months of 1994, to $639,000 earned during the same period in 1995. This decline, although slight, was primarily the result of an increase in the provision for loan losses $265,000 reflecting the effects of a large loan recovery during the third quarter of 1994, as well as a slightly higher level of charge-offs during the third quarter of 1995. Noninterest expenses were also reduced by approximately $222,000 when compared with 1994, of which approximately half of this was attributable to a reduction in the assessment charged to the Registrant for FDIC insurance on its deposits. The remainder is a reflection of management's ongoing commitment to controlling operating costs. Earnings per share for the third quarter of 1995 were $0.64 compared to $0.68 per share for the third quarter of 1994. When compared to the second quarter of 1995, net income decreased $17,000, from $656,000 for the quarter ended June 30, 1995, to $639,000 for the quarter ended September 30, 1995. This again was attributable to an increase in the provision for loan losses of $66,000 when compared with the second quarter of 1995. The net interest margin also declined $69,000 from $2,942,000 at June 30, 1995, to $2,873,000 for the quarter ended September 30, 1995. Earnings per share decreased $0.02 per share from $0.66 per share for the quarter ended June 30, 1995, to $0.64 per share for the quarter ended September 30, 1995.

The stable performance during the second quarter enhanced the earnings for the nine-month period ended September 30, 1995. Net income was $2,001,000 for the first nine months of 1995 compared to $1,777,000 for 1994, or an increase of approximately 13%. The net interest margin was the main contributor to the improved earnings. Net interest income improved $707,000 to $8,705,000 for the nine months ended September 30, 1995, from $7,842,000 for the same period in 1994. Earnings per share for the nine month period ended September 30, 1995 was $2.00 compared to $1.78 for 1994. The Registrants performance through September 30, 1995 reflects an annualized return on average assets of 1.02% and a return on beginning equity of 12.61%.

Total assets increased $4.3 million from December 31, 1994 to September 30, 1995. Total assets at September 30, 1995 were $265.6 million as compared to $261.3 million at December 31, 1994. The loan portfolio continued to grow during this nine-month period, increasing to $176.7 million or an increase of $5.4 million or 3.2%. This demonstrates management's ongoing commitment to providing for the credit needs of the Registrant's local communities. A substantial portion of this growth in the loan portfolio was funded by maturities in the investment portfolio which decreased $5.3 million or 8.3%. Total deposits remained relatively stable at $229.3 million at September 30, 1995.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

         (a.) Ex-27 Financial Data Schedule

         (b.) None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  (Registrant)                           Pocahontas Bankshares Corporation
                                         ---------------------------------

                                         By:    /s/ J. Ronald Hypes
                                            -----------------------------------
                                         J. Ronald Hypes, Treasurer
                                         (Principal Accounting and
                                          Financial Officer)

                                         Date:   November 6, 1995
                                              ---------------------------