Form 10-K
period 1995-12-31
POCAHONTAS BANKSHARES CORP
filed 1996-03-28
CIK 723594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549

                                   FORM 10-K
                                   ---------

[ X ]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended December 31, 1995

                                      OR

[   ]  Transition Report Pursuant to Section 13 or 15 (d) or the Securities
                              Exchange Act of 1934
         For the transition period from               to
                                        -------------    -------------

                        Commission file number: 0-11671

                       POCAHONTAS BANKSHARES CORPORATION
                       ---------------------------------
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
                                                             --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
             Title of each class              which registered
             -------------------           ------------------------
                    NONE                           NONE

          Securities registered pursuant to Section 12(g) of the Act:

       Pocahontas Bankshares Corporation: $1.25 Par Value - Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant
 was required to file such   reports), and (2) has been subject to such filing
           requirements for the past 90 days.  Yes [ X ]    No [  ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405
 of Regulation S-K is not contained herein, and will   not be contained, to the
 best of registrant's knowledge, in definitive proxy or information statements
 incorporated by reference in   Part III of this Form 10-K or any amendment to
                            this Form 10-K.    [ X ]

  The aggregate market value of the voting stock held by non-affiliates of the
   registrant as of March 20, 1996 was $30,686,783 and   the number of shares
          outstanding of the registrant's common stock was 1,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the annual shareholders report for the fiscal year ended
         December 31, 1995 are incorporated by reference into Part II.

   Portions of the proxy statement for the annual shareholders meeting to be held April 16, 1996, are incorporated by reference into Part III.

         Total number of pages, including cover page and exhibits - 57

                       POCAHONTAS BANKSHARES CORPORATION

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I

ITEM 1.  BUSINESS ............................................  3
ITEM 2.  PROPERTIES ..........................................  5
ITEM 3.  LEGAL PROCEEDINGS ...................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  6

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ...............................  6
ITEM 6.  SELECTED FINANCIAL DATA .............................  7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ...............  7
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........  7
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ...............  7

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..  8
ITEM 11.  EXECUTIVE COMPENSATION .............................  8
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT ....................................  8
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....  8

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K ...........................  8
SIGNATURES ................................................... 10

                                      PART I

     ITEM 1.  BUSINESS

     POCAHONTAS BANKSHARES CORPORATION

               Pocahontas Bankshares Corporation ("Corporation" or "Registrant") was organized under the laws of West Virginia in 1983 at the direction of the Board of Directors of The First National Bank of Bluefield ("Bluefield"). On March 1, 1984, the effective date of the corporate reorganization, the shareholders of Bluefield became the shareholders of the Corporation, and Bluefield became a wholly-owned subsidiary of the Corporation. On March 11, 1988, the Registrant acquired control of the Bank of Oceana, Oceana, WV ("Oceana"). On May 24, 1991, the Registrant formed First Century Bank, Roanoke, Virginia. During 1993, the main office of First Century Bank was redesignated to Wytheville, Virginia. Effective November 28, 1994, the merger of Bank of Oceana into The First National Bank of Bluefield was completed and the name of the resulting entity was changed to First Century Bank, National Association, with its main office in Bluefield, West Virginia. Substantially, all of the operations of the Corporation are carried on through its Bluefield subsidiary which serves as the Registrant's lead bank. The officers and directors of the Corporation, who are also officers and directors of the subsidiaries, receive their entire compensation from the subsidiaries. The Corporation's executive offices are located at 500 Federal Street, Bluefield, West Virginia.

               The Registrant's principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary banks. Dividend payments by these subsidiaries are influenced by the earnings, asset growth and current capital position of the individual subsidiary. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 11 of the Notes to the Consolidated Financial Statements in the Registrant's 1995 Annual Report to the Stockholders attached as Exhibit 13 to this report.

     FIRST CENTURY BANK, N.A.

               First Century Bank, N.A., a national banking association, was organized and chartered in 1891 as The First National Bank of Bluefield, under the laws of the State of West Virginia and the National Bank Act. Bluefield offers customary banking services, including commercial, real estate, installment, and other loans; interest-bearing and non-interest bearing transaction accounts, savings and time deposit accounts including certificates and other deposit accounts, featuring various maturities and market rates; Individual Retirement Accounts; Visa and MasterCard services under an arrangement with a correspondent bank; safe deposit facilities; personal and corporate trust services; and various cash management services. In addition to the main office, Bluefield currently operates five additional branches in Mercer and Wyoming counties in southern West Virginia.

               As of December 31, 1995, Bluefield had 120 full-time employees and 9 part-time employees. Bluefield is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory re lations with its employees.

     FIRST CENTURY BANK

               First Century Bank, Wytheville, Virginia ("Wytheville"), is a state chartered bank organized under the laws of the Commonwealth of Virginia. Wytheville offers customary banking services, including commercial, real estate, installment, and other loans; interest-bearing and non-interest bearing transaction accounts, savings and time deposit accounts including certificates and other deposit accounts, featuring various maturities and market rates; Individual Retirement Accounts; Visa and MasterCard services under an arrangement with a correspondent bank; safe deposit facilities; personal and corporate trust services; and various cash management services. In addition to the main office, Wytheville currently operates one additional branch.

               As of December 31, 1995, Wytheville had 14 full-time employees and 2 part-time employees. Wytheville is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

     COMPETITION

               Vigorous and intense competition exists in all areas where the Registrant and its subsidiaries are engaged in business, generally from other banks located in southern West Virginia and southwestern Virginia. However, this competition is not only limited to other commercial banks. The subsidiary banks also compete for certain lines of business with savings and loan associations, mortgage companies, credit unions, consumer finance companies, leasing companies, insurance companies, mutual funds and brokerage firms. Significant competition also exists from state-wide multi-bank holding companies located in West Virginia and Virginia, which have offices in the communities the Registrant serves. These institutions are larger in terms of capital, resources and personnel. This requires that the Registrant place a high emphasis on quality service, with a significant amount of personal attention, in order to effectively compete with these larger institutions. Management feels that this competition is likely to intensify in the future, as the so called "super-regionals" (such as NationsBank and Banc One) continue to enter the markets in which the Registrant currently operates.

     FUTURE ACQUISITIONS AND EXPANSION

               The Registrant may from time to time consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses.

     SUPERVISION AND REGULATION

               The Corporation is under the jurisdiction of the United States Securities and Exchange Commission and the State of West Virginia's Secretary of State with respect to matters relating to the offer and sale of its securities and matters relating to reporting to such commissions and to its shareholders.

               The Corporation is a registered holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Corporation
     and each subsidiary.   The Bank Holding Company Act requires every bank
     holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. The Federal Reserve is prohibited, however, from approving the acquisition by the Corporation of the voting shares of, or substantially all of the assets of, any bank located outside West Virginia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. Under West Virginia law, the Corporation is authorized to acquire ownership or control of additional banks in the state of West Virginia, provided, this does not result in control of more than twenty percent (20%) of the total deposits of all depository institutions in the state of West Virginia. Acquisition of such additional banks would require ap proval from the Federal Reserve and the Commissioner of Banking of the State of West Virginia.

               The Bank Holding Company Act further provides that the Federal Reserve will not approve any acquisition, merger or consolidation (a) which would result in a monopoly, (b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking at any part of the United States, (c) the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country or (d) which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in the probable effect of the transaction meeting the convenience and needs of the community to be served.

               In addition to having the right to acquire ownership and control of other banks, the Corporation is authorized to acquire ownership and control of non-banking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and thus are permissible activities for bank holding companies, subject to the approval by the Federal Reserve in individual cases.

               Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities for loans to any borrower. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the regulations of the Federal Reserve, a bank holding company through its banking subsidiaries is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. The Federal Reserve possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions are unsafe or unsound practices or violations of law.

               Bluefield operates as a national banking association subject to examination by the Office of the Comptroller of the Currency (the "Comptroller"). The Comptroller regulates all areas of a national bank's operations, both commercial and trust, including loans, deposits, mergers, branches, interest rates, and payments of dividends.

               Bluefield, by means of its national charter, is also a member of the Federal Reserve System, and as such, is affected by the monetary policies of the Federal Reserve System which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the reserve requirement for member banks, and changes in the discount rate for member bank borrowings.

               In view of the changing conditions in the national economy and the money markets, as well as, the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand of the business and earnings of the Corporation or its subsidiaries.

               Wytheville operates as an insured state non-member bank subject to examination by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia. The Bureau of Financial Institutions regulates all areas of a state bank's operation, both commercial and trust, including loans, deposits, mergers, branches, interest rates and payment of dividends.

               Both of the subsidiary banks are also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major function of the FDIC with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of the depositors.

     STATISTICAL DISCLOSURE

               The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 15 of the accompanying 1995 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K annual report as Exhibit 13.


     ITEM 2.  PROPERTIES

        The offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. Principal properties owned or leased by the subsidiary banks consist of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries.

        Bluefield holds title to seven pieces of real estate, including the property and building at 500 Federal Street, the property and building at 516 Federal Street, formerly known as the "Ammar Building." These two buildings, which are adjacent to each other, comprise a total of approximately 45,000 square feet of space. The third property is located at 501 Federal Street, which comprises approximately 4,300 square feet of interior space and approximately 10,200 square feet of real estate. The fourth property is located at 519 Federal Street, and consists of approximately 5,000 of interior space. These four properties accommodate the main offices of both Bluefield and the Registrant.

        Bluefield also holds title to three pieces of real estate in Wyoming County, West Virginia. (1) The property and building that houses the office in Oceana, located on State Route 10, Cook Parkway, Oceana, West Virginia. This property consists of approximately 22,000 square feet, of which approximately 6,500 square feet is interior space. (2) The property and building that houses the Pineville office located on State Route 10, Pineville, West Virginia. This property consists of approximately 18,000 square feet, of which approximately 3,000 square feet is interior space.
     (3) Lots Number 22 and 23 Hedrick Addition which is currently used as an employee parking lot for the Oceana main office. This property consists of approximately 14,000 square feet, of which 5,500 square feet is paved.

        In addition, Bluefield leases approximately 8,000 square feet at 200 Princeton Avenue, Bluefield, WV, in accordance with a renewable lease which provides for an annual rent of $5,000. Bluefield also leases ap proximately 21,750 square feet feet of space at 2020 College Avenue, Bluefield, WV, under a renewable lease which currently requires a rental rate of $600 per month. Bluefield also leases approximately 27,225 square feet of space at 1215-A Stafford Drive, Princeton, WV. The current renewable lease provides for rent to be paid at the rate of $14,000 per year with adjustments allowed at the end of each five year period of the term. In addition, Bluefield also leases approximately 10,000 square feet at 525 Federal Street, Bluefield, WV, under a lease which has an annual rent of $19,200.

           Wytheville holds title to two pieces of real estate. The property and building located at 200 Peppers Ferry Road in Wytheville, Virginia houses the main office and is comprised of approximately two acres of real estate and approximately 6,200 square feet of interior space. Wytheville also owns the property and building located on State Route 52 in Max Meadows, Virginia, which is comprised of approximately one acre of real estate and approximately 2,000 square feet of interior space and houses the Fort Chiswell branch.


     ITEM 3.  LEGAL PROCEEDINGS

        Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

        As a result of efforts to collect a delinquent loan, Bluefield filed suit in the Circuit Court of Mercer County, Civil Action 85-C-847-B, against Andrew L. Clark and William J. Sheppard involving their alleged failure to pay equity into a townhouse project which was the subject of a loan agreement with Mercer County, West Virginia, covering the issuance of an industrial revenue bond in the principal sum of $1,000,000. Still pending are certain counts of a counterclaim filed by Clark and Sheppard in relation to the underlying case which was decided in Bluefield's favor. Management and legal counsel feel strongly that the remaining counts of the counterclaim filed by Clark and Sheppard are without merit.

        As a result of efforts to collect delinquent loans, Oceana filed suit in the Circuit Court of Wyoming County, Civil Action 90-C-152, against Michael
     C. Crouch, d/b/a K&M Auto Sales. Crouch has filed a counterclaim seeking $3,000,000 in damages against Oceana. The counterclaim purports fraudulent acts and other wrong-doings relative to the payment and collection of these loans. Management feels that this counterclaim is without merit and is vigorously contesting this action.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 1995.


                                    PART II


     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

        No established public market presently exists for the common stock of the Registrant. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

        Page 13 of the 1995 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in Note 11 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant's common stock after the conclusion of each calendar quarter.


     ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data required by this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 of the Registrant's 1995 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 15 of the accompanying 1995 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management's discussion and analysis should be read in conjunction with the related financial statements and notes thereto.


     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, management report of financial responsibility, and report of independent accountants for the years ended December 31, 1995, 1994, and 1993, which are included in the Corporation's 1995 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference:

        The report of independent accountants on page 35 of the Registrant's 1995 Annual Report to Stockholders reflects an unqualified opinion on the 1995 and 1994 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, issued by Coopers & Lybrand, Charlotte, North Carolina, the Registrant's independent accountant for those years.


                                                    Reference to
                                                 1995 Annual Report
                                                 -------------------
      Consolidated Statements of Condition             Page 16
      Consolidated Statements of Income                Page 17
      Consolidated Statements of Cash Flows            Page 18
      Consolidated Statements of Changes
       in Stockholders' Equity                         Page 19
      Notes to Consolidated Financial
       Statements                                Pages 20 through 34
      Report of Independent Accountants                Page 35

          The supplementary financial information required by this item is set forth in Note 14 of "Notes to Consolidated Financial Statements" on Page 32 of the Corporation's 1995 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



                                      PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Com mission on or about March 29, 1996 (which is not later than 120 days after December 31, 1995, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


     ITEM 11.  EXECUTIVE COMPENSATION

          Management remuneration has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 29, 1996, (which is not later than 120 days after December 31, 1995, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 29, 1996, (which is not later than 120 days after December 31, 1995, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain relationships and related transactions has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the commission on or about March 29, 1996, (which is not later than 120 days after December 31, 1995, the close of the fiscal year of Registrant): and is incorporated herein by reference to such proxy statement.



                                      PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements.
               See Item 8 on Page 6 of this document for a listing of all Financial Statements, Accountants' Report, and Supplementary Data.


          2.  Financial Statement Schedules.
               All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

     (b)  Reports on Form 8-K.
               No Reports on Form 8-K were filed during the fourth quarter of 1995.

     (c)  Exhibits

          3.   Articles of incorporation and bylaws.

               Articles of amendment to articles of incorporation and restated articles of incorporation were filed with and are incorporated herein by reference to the 1994 Form 10-K. (Bylaws were previously filed in a Registration Statement on Form S-14, Registration No. 2-85126, and are incorporated herein by reference.)

          10.  Material Contracts
               a. Sample agreement pertaining to a split-dollar life insurance arrangement between Bluefield and Messrs. Wilkinson, Satterfield, Kennett and Albert.

          11.  Statement regarding computation of per share earnings.
               (These statements are included in the notes to the consolidated financial statements which are incorporated herein by reference.)

          13.  Annual report to security holders.

          22.  Subsidiaries of the registrant.
               (This disclosure is included in the notes to the consolidated financial statements which are incorporated herein by reference.)

          27.  Financial Data Schedule

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          (Registrant)         Pocahontas Bankshares Corporation



                       BY:      /s/ J. Ronald Hypes
                            -----------------------------------------
                            J. Ronald Hypes, Treasurer
                            (Principal Accounting & Financial Officer)

                       DATE:    March 20, 1996
                            ------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     BY:    /s/ B. L. Jackson                      Date:  March 12, 1996
         -------------------------------                  --------------
     B. L. Jackson, Jr., Chairman of the
      Board and Director


     BY:    /s/ R. W. Wilkinson                    Date:  March 20, 1996
         -------------------------------                  --------------
     R. W. Wilkinson, President & Chief
     Executive Officer & Director
     (Principal Executive Officer)


     BY:    /s/ Charles A. Peters                  Date:  March 19, 1996
         -------------------------------                  --------------
     Charles A. Peters, Secretary and Director


     BY:                                           Date:
         -------------------------------                  --------------
     Stelio J. Corte, Director


     BY:    /s/ Eustace Frederick                  Date:  March 19, 1996
         -------------------------------                  --------------
     Eustace Frederick, Director


     BY:                                           Date:
         -------------------------------                  --------------
     P. Stanley Hodges, C.P.A., Director


     BY:    /s/ Robert M. Jones, Jr.               Date:  March 19, 1996
         -------------------------------                  --------------
     Robert M. Jones, Jr., M.D., Director


     BY:                                           Date:
         -------------------------------                  --------------
     Harold L. Miller, Jr., Director


     BY:                                           Date:
         -------------------------------                  --------------
     C. E. Richner, Director


     BY:    /s/ B. K. Satterfield                  Date:  March 20, 1996
         -------------------------------                  --------------
     Byron K. Satterfield, Director

     BY:                                           Date:
         -------------------------------                  --------------
     John C. Shott, Director


     BY:    /s/ Scott H. Shott                     Date:  March 19, 1996
         -------------------------------                  --------------
     Scott H. Shott, Director


     BY:    /s/ Walter L. Sowers                   Date:  March 19, 1996
         -------------------------------                  --------------
     Walter L. Sowers, Director


     BY:    /s/ J. Brookins Taylor                 Date:  March 19, 1996
         -------------------------------                  --------------
     J. Brookins Taylor, M. D., Director


     BY:    /s/ James P. Thomas                    Date:  March 19, 1996
         -------------------------------                  --------------
     James P. Thomas, M. D., Director