Form 10-Q
period 1996-03-31
POCAHONTAS BANKSHARES CORP
filed 1996-05-14
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1996

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the transition period from                    to
                                   -------------------   -------------------

                        Commission file number: 0-11671


                       POCAHONTAS BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

               West Virginia                  55-0628089
               -------------                  ----------
      (State or other jurisdiction of       (IRS Employer
      incorporation or organization)      Identification No.)

  500 Federal Street, Bluefield, WV              24701
  ---------------------------------              -----
(Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (304) 325-8181
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

                            Yes    X       No
                               ---------     -------


Indicate the number of shares outstanding of each of the registrant's classes of
               common stock, as of the latest   practicable date.


               $1.25 Par Value - Common Stock - 1,000,000 shares

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                              Page

       PART I.  FINANCIAL INFORMATION

            Financial Statements (Unaudited)

                Consolidated Statements of Financial Condition..............  3

                Consolidated Statements of Income...........................  4

                Consolidated Statements of Cash Flows.......................  5

                Consolidated Statements of Changes on Stockholders' Equity..  6

        Notes to Consolidated Financial Statements..........................  6

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  7

     PART II.  OTHER INFORMATION

        Exhibits and Reports on Form 8-K....................................  7

        SIGNATURES..........................................................  7


       The total number of pages of the Form 10-Q Quarterly Report is seven (7) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      (Unaudited)                                                     March 31,          December 31,
                                                                     ----------          ------------
                                                                           (Dollars in thousands)
ASSETS                                                                  1996                 1995
                                                                     ----------          ------------
Cash and due from banks                                              $    9,150           $   10,000
Interest-bearing balances with banks                                      1,285                3,833
Securities available for sale:  (cost approximated $9,507 at
    March 31, 1996, and $5,419 at December 31, 1995)                      9,286                5,419
Securities held to maturity:  (market value approximated $56,045 at
     March 31, 1996 and $53,931 at  December 31, 1995)                   55,944               53,440
Federal funds sold                                                        6,000                6,300
Loans                                                                   181,118              177,794
 Less allowance for loan losses                                           2,150                2,145
                                                                     ----------          ------------
Net loans                                                               178,968              175,649
Premises and equipment                                                    5,997                5,417
Real estate owned other than bank premises                                1,059                1,206
Other assets                                                              4,641                4,285
Goodwill and other intangible assets                                        421                  431
                                                                     ----------          ------------
                                                TOTAL ASSETS         $  272,751           $  265,980
                                                                     ==========          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                 $   26,277           $   27,361
 Interest-bearing                                                       209,656              204,811
                                                                     ----------          ------------
    Total deposits                                                      235,933              232,172
Federal funds purchased and securities sold under
  agreements to repurchase                                               10,352                8,922
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                           1,565                  720
Other liabilities                                                         1,507                  980
                                                                     ----------          -----------
                                           TOTAL LIABILITIES            249,357              242,794
                                                                     ----------          -----------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 2,000,000
 Shares issued and outstanding: 1,000,000                                 1,250                1,250
Paid-in capital                                                           2,035                2,035
Retained earnings                                                        20,299               19,901
Unrealized losses on securities                                            (190)               -----
                                                                     ----------          -----------
                                 TOTAL STOCKHOLDERS' EQUITY              23,394               23,186
                                                                     ----------          -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  272,751           $  265,980
                                                                     ==========           ==========

See accompanying notes to consolidated financial statements


                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                                 ------------------
                                                      (Dollars in thousands, except per share data)

INTEREST INCOME                                                     1996              1995
                                                                 --------           --------
Interest and fees on loans                                       $  4,124           $  3,907
Interest on balances with banks                                        38                  3
Interest and dividends from securities available                      128                 93
 for sale
Interest and dividends from investment securities:
     U.S. Treasury and agencies                                       701                703
     States and political subdivisions                                 84                 71
     Other investment securities                                       16                 16
Interest on federal funds sold                                         91                167
                                                                 --------            -------
                               TOTAL INTEREST INCOME                5,182              4,960

INTEREST EXPENSE
Interest on time certificates of $100,000 or more                     312                215
Interest on other deposits                                          1,949              1,734
Interest on federal funds purchased and securities
     sold under agreements to repurchase                               88                 75
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                          14                 46
                                                                 --------            -------
                              TOTAL INTEREST EXPENSE                2,363              2,070
                                                                 --------            -------
Net interest income                                                 2,819              2,890
Provision for loan losses                                             109                101
                                                                 --------            -------
Net interest income after provision for loan losses                 2,710              2,789

NONINTEREST INCOME
Income from fiduciary activities                                      180                180
Other operating income                                                239                302
Securities gains (losses)                                              --                 --
                                                                 --------            -------
                            TOTAL NONINTEREST INCOME                  419                482

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                        1,079              1,018
Furniture and equipment expense                                       267                270
Other noninterest expense                                             795                950
                                                                 --------            -------
                           TOTAL NONINTEREST EXPENSE                2,141              2,238
                                                                 --------            -------

Income before income taxes                                            988              1,033
Applicable income taxes                                               340                327
                                                                 --------            -------
                                          NET INCOME             $    648           $    706
                                                                 ========            =======

                         NET INCOME PER COMMON SHARE             $   0.65           $   0.71

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited)                                              Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                            1996                  1995
                                                             ----------            -----------
Net income                                                   $      648             $       706
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                         109                     101
  Depreciation and amortization                                     118                     127
  Securities gains                                                   --                      --
  (Increase) decrease in interest receivable                        (81)                     19
  Net investment amortization and accretion                         165                     200
  Increase in other assets                                         (134)                     (3)
  Increase in interest payable and other liabilities                505                     312
                                                             ----------             -----------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES       1,330                   1,462

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold                     300                  (2,200)
  Purchases of securities held to maturity                       (6,735)                 (2,137)
  Purchases of securities available for sale                     (4,085)                     --
  Proceeds from maturities of securities held to maturity         4,063                   4,594
  Net increase in loans                                          (3,377)                   (932)
  Acquisition of fixed assets                                      (679)                    (76)
                                                             ----------             -----------
                      NET CASH USED BY INVESTING ACTIVITIES     (10,513)                   (751)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand and savings deposits          2,169                 (12,196)
  Net increase in time deposits                                   1,591                   6,599
  Net increase in short-term borrowings                           2,275                   1,972
  Cash dividends paid                                              (250)                   (200)
                                                             ----------             -----------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       5,785                  (3,825)
                                                             ----------             -----------
                    NET DECREASE IN CASH AND DUE FROM BANKS  $   (3,398)            $    (3,114)
                      CASH AND DUE FROM BANKS AT JANUARY 1,      13,833                  10,977
                                                             ----------             -----------
                       CASH AND DUE FROM BANKS AT MARCH 31,  $   10,435             $     7,863
                                                             ==========             ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                   $    2,240             $     1,934
  Income taxes                                                       52                      50

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
    (Unaudited)                                               Three Months Ended
                                                                   March 31,
                                                       ----------------------------------
                                                            (Dollars in thousands)
                                                           1996                    1995
                                                       ----------                --------
BALANCE, JANUARY 1,                                    $   23,186                $ 21,161
Net income                                                    648                     706
Cash dividends declared - $0.25 per share in 1996,
 and $0.20 per share in 1995                                  250                     200
Change in unrealized losses on securities                    (190)                    145
                                                       ----------                --------
BALANCE, MARCH 31,                                     $   23,394                $ 21,812
                                                       ==========                ========




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the three-month period ended March 31, 1996, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - REGULATORY CAPITAL REQUIREMENTS

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. This minimum may be increased by at least 1% or 2% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and each subsidiary as of March 31, 1996.


                                            Combined Capital
            Entity               Tier 1   (Tier 1 and Tier 2)  Leverage
                                 -------  -------------------  ---------
Consolidated..................    12.40%          13.56%         8.53%
First Century Bank, N.A. .....    12.32%          13.49%         8.40%
First Century Bank............    10.67%          11.77%         7.92%


                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


During the first quarter of 1996 net income decreased $58,000 or 8% from $706,000 earned during the first three months of 1995, to $648,000 earned during the same period in 1996. Net interest income for the period ended March 31, 1996, decreased $71,000 or 3% to $2.82 million as compared to $2.89 million for the first three months of 1995. Compared to the fourth quarter of 1995, net interest income decreased 3% from $2.9 million. Noninterest income decreased $63,000 or 13% to $419,000 for the period ended March 31, 1996, compared to $482,000 for the same period in 1995. Noninterest income increased significantly compared to the fourth quarter of 1995 level of $125,000. However, this increase was primarily due to securities losses of $341,000 which were recognized during the fourth quarter of 1995. Noninterest expense was controlled with a decrease of 4% to $2.14 million at March 31, 1996, compared to $2.24 million at March 31, 1995. This was an increase of 3% when compared to the fourth quarter of 1995 level of $2.07 million. These factors combined to result in a $45,000 or 4% decrease in income before income taxes at March 31, 1996 compared to March 31, 1995, and a $219,000 or 29% increase when compared with the fourth quarter of 1995. On a per share basis, earnings per common share through March 31, 1996, were $0.65 as compared to $0.71 for the same period in 1995, and $0.41 per share for the fourth quarter of 1995. This reflected a return on average assets of
 .96% and a return on average equity of 11.09% for the period ended March 31, 1996.

Total assets increased $6.8 million from December 31, 1995 to March 31, 1996. Total assets at March 31, 1996 were $272.7 million as compared to $265.9 million at December 31, 1995. The loan portfolio continued to grow during this three month period, increasing to $181.1 million or an increase of $3,324,000 or 2%. This was accompanined by an increase in the investment portfolio of approximately $6.4 million or 11%. These increases were funded through increased deposits and short-term borrowings along with a reduction in interest-bearing balances with the Federal Home Loan Bank of Pittsburgh. Total deposits increased by $3.7 million to $235.9 million at March 31, 1996 from $232.2 million at December 31, 1995. The increase in deposits was all in interest-bearing as noninterest-bearing deposits decreased by $1.1 million. This illustrates the Corporation's ongoing efforts to compete against other banks, along with other, nontraditional financial service providers, with aggressive pricing for deposits.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

       (a.) Exhibit 27 - Financial Data Schedule

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

         (Registrant)              Pocahontas Bankshares Corporation
                                   ---------------------------------

                                   By:      /s/ J. Ronald Hypes
                                      ----------------------------------
                                   J. Ronald Hypes, Treasurer
                                   (Principal Accounting and Financial Officer)

                                   Date:     May 13, 1996
                                        ----------------------