Form 10-Q
period 1996-06-30
POCAHONTAS BANKSHARES CORP
filed 1996-08-13
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 1996

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the transition period from____________________to____________________


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

                            Yes    X       No_______
                               ---------


Indicate the number of shares outstanding of each of the registrant's classes of
               common stock, as of the latest   practicable date.


               $1.25 Par Value - Common Stock - 2,000,000 shares

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition..............      3

            Consolidated Statements of Income...........................      4

            Consolidated Statements of Cash Flows.......................      5

            Consolidated Statements of Changes on Stockholders' Equity..      6

        Notes to Consolidated Financial Statements......................  6 - 7

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      7

PART II.  OTHER INFORMATION

        Submission of Matters to a Vote of Security Holders.............      8

        Exhibits and Reports on Form 8-K................................      8

        SIGNATURES......................................................      8


The total number of pages of the Form 10-Q Quarterly Report is eight (8) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      (Unaudited)                                                     June 30,          December 31,
                                                                      -------           ------------
                                                                            (Dollars in thousands)
ASSETS                                                                  1996                 1995
                                                                     ----------           ----------
Cash and due from banks                                              $   10,532           $   10,000
Interest-bearing balances with banks                                      1,598                3,833
Securities available for sale:  (cost approximated $13,500 at
    June 30, 1996, and $5,419 at December 31, 1995)                      13,082                5,419
Securities held to maturity:  (market value approximated $51,709 at
     June 30, 1996 and $53,931 at  December 31, 1995)                    51,887               53,440
Federal funds sold                                                        2,000                6,300
Loans                                                                   184,027              177,794
 Less allowance for loan losses                                           2,158                2,145
                                                                     ----------           ----------
Net loans                                                               181,869              175,649
Premises and equipment                                                    6,728                5,417
Real estate owned other than bank premises                                1,568                1,206
Other assets                                                              4,555                4,285
Goodwill and other intangible assets                                        411                  431
                                                                     ----------           ----------
                                                      TOTAL ASSETS   $  274,230           $  265,980
                                                                     ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                 $   26,746           $   27,361
 Interest-bearing                                                       208,275              204,811
                                                                     ----------           ----------
    Total deposits                                                      235,021              232,172
Federal funds purchased and securities sold under
  agreements to repurchase                                                9,294                8,922
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                           4,995                  720
Other liabilities                                                         1,271                  980
                                                                     ----------           ----------
                                                 TOTAL LIABILITIES      250,581              242,794
                                                                     ----------           ----------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 10,000,000
 Shares issued and outstanding: 2,000,000                                 2,500                1,250
Paid-in capital                                                             785                2,035
Retained earnings                                                        20,711               19,901
Unrealized losses on securities                                            (347)               -----
                                                                     ----------           ----------
                                        TOTAL STOCKHOLDERS' EQUITY       23,649               23,186
                                                                     ----------           ----------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  274,230           $  265,980
                                                                     ==========           ==========

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
    (Unaudited)                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                              ---------                           --------
                                                              (Dollars in thousands, except per share data)
INTEREST INCOME                                         1996             1995              1996              1995
                                                     --------         --------         ---------         ---------
Interest and fees on loans                           $  4,259         $  4,167         $   8,383         $   8,074
Interest on balances with banks                             5                3                43                 6
Interest and dividends from securities available for      194               98               322               191
 sale
Interest and dividends from securities held to            785              777             1,586             1,567
 maturity
Interest on federal funds sold                             35              119               126               286
                                                     --------         --------         ---------         ---------
                              TOTAL INTEREST INCOME     5,278            5,164            10,460            10,124

INTEREST EXPENSE
Interest on time certificates of $100,000 or more         302              271               614               486
Interest on other deposits                              1,949            1,843             3,898             3,577
Interest on federal funds purchased and securities
     sold under agreements to repurchase                   84               80               172               155
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money              14               28                28                74
                                                     --------         --------         ---------         ---------
                             TOTAL INTEREST EXPENSE     2,349            2,222             4,712             4,292
                                                     --------         --------         ---------         ---------
Net interest income                                     2,929            2,942             5,748             5,832
Provision for loan losses                                 257              245               366               346
                                                     --------         --------         ---------         ---------
Net interest income after provision for loan losses     2,672            2,697             5,382             5,486

NONINTEREST INCOME
Income from fiduciary activities                          180              180               360               360
Other operating income                                    296              300               535               602
Securities gains (losses)                                  --               --                --                --
                                                     --------         --------         ---------         ---------
                           TOTAL NONINTEREST INCOME       476              480               895               962

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits            1,063            1,044             2,142             2,062
Furniture and equipment expense                           251              270               518               540
Other noninterest expense                                 771              883             1,566             1,833
                                                     --------         --------         ---------         ---------
                          TOTAL NONINTEREST EXPENSE     2,085            2,197             4,226             4,435
                                                     --------         --------         ---------         ---------

Income before income taxes                              1,063              980             2,051             2,013
Applicable income taxes                                   351              324               691               651
                                                     --------         --------         ---------         ---------
                                         NET INCOME  $    712         $    656         $   1,360         $   1,362
                                                     ========         ========         =========         =========

                        NET INCOME PER COMMON SHARE  $   0.36         $   0.33         $    0.68         $    0.68


See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)                                       Six Months Ended
                                                                           June 30,
                                                                -----------------------------
                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                               1996            1995
                                                                ----------   ----------------
Net income                                                      $    1,360      $     1,362
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         366              346
     Depreciation and amortization                                     240              253
     Securities gains                                                   --               --
     (Increase) decrease in interest receivable                        (59)              15
     Net investment amortization and accretion                         307              397
     Decrease in other assets                                           25              207
     Increase in interest payable and other liabilities                126              219
                                                                ----------      -----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES        2,365            2,799

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                              4,300              700
     Purchases of securities held to maturity                       (8,382)          (2,302)
     Purchases of securities available for sale                     (8,091)              --
     Proceeds from maturities of securities held to maturity         9,640            5,163
     Net increase in loans                                          (6,831)          (7,080)
     Acquisition of fixed assets                                    (1,527)            (233)
                                                                ----------      -----------
                        NET CASH USED BY INVESTING ACTIVITIES      (10,891)          (3,752)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits          1,081          (11,468)
     Net increase in time deposits                                   1,768           11,403
     Net increase in short-term borrowings                           4,524            1,615
     Cash dividends paid                                              (550)            (400)
                                                                ----------      -----------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES        6,823            1,150
                                                                ----------      -----------
           NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS   $   (1,703)     $       197
                        CASH AND DUE FROM BANKS AT JANUARY 1,       13,833           10,977
                                                                ----------      -----------
                          CASH AND DUE FROM BANKS AT JUNE 30,   $   12,130      $    11,174
                                                                ==========      ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                   $    4,488      $     4,029
     Income taxes                                                      761              692


See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
    (Unaudited)                                      Six Months Ended
                                                         June 30,
                                                         --------
                                                  (Dollars in thousands)
                                                  1996            1995
                                              -----------   --------------
BALANCE, JANUARY 1,                           $    23,186   $       21,161
Net income                                          1,360            1,362
Cash dividends declared - $0.275 per share
 in 1996, and  $0.20 per share in 1995                550              400
Change in unrealized losses on securities            (347)             305
                                              -----------   --------------
BALANCE, JUNE 30,                             $    23,649   $       22,428
                                              ===========   ==============




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally ac cepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the six-month period ended June 30, 1996, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - REGULATORY CAPITAL REQUIREMENTS

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. This minimum may be increased by at least 1% or 2% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and each subsidiary as of June 30, 1996.



                                            Combined Capital
            Entity               Tier 1   (Tier 1 and Tier 2)  Leverage
     ------------------------    -------  -------------------  ---------
     Consolidated                 12.17%         13.30%            8.57%
     First Century Bank, N.A.     12.12%         13.25%            8.51%
     First Century Bank           11.04%         12.17%            7.96%


                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1996  (Continued)


NOTE C - STOCK SPLIT

On April 16, 1996, the Board of Directors approved a two-for-one stock split which was effected in the form of a 100% stock dividend, payable on May 6, 1996, to shareholders of record on April 26, 1996. Accordingly, all per common share data has been adjusted to reflect the stock split.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


During the second quarter of 1996 net income increased $56,000 or 8.5% from the $656,000 earned during the second three months of 1995, to $712,000 earned during the same period in 1996. This improvement was primarily the result of an decrease in noninterest expenses of $112,000 or 5% reflecting management's ongoing commitment to controlling operating costs. This increase was offset by an increase in the provision for loan losses of $12,000, and a slight decline in the net interest margin of $13,000. Earnings per share for the second quarter of 1996 were $0.36 compared to $0.33 per share for the second quarter of 1995. When compared to the first quarter of 1996, net income increased $64,000, from $648,000 for the quarter ended March 31, 1996, to $719,000 for the quarter ended June 30, 1996. This was attributable to an increase in noninterest income of $57,000 and a reduction in noninterest expenses of $56,000 which helped offset a decrease in the provision for loan losses of $148,000 when compared with the first quarter of 1996. Earnings were additionally enhanced by an increase in the net interest margin of $110,000 from $2,819,000 at March 31, 1996, to $2,929,000 for the quarter ended June 30, 1996. Earnings per share increased $0.04 per share from $0.32 per share for the quarter ended March 31, 1996, to $0.36 per share for the quarter ended June 30, 1996.

The improved performance during the second quarter enhanced the earnings for the six-month period ended June 30, 1996. Net income was $1,360,000 for the first six months of 1996 which brought earnings back in line with the 1995 level of $1,362,000, or a decrease of only 0.1%. A reduction in noninterest expense was the main contributor to the improved earnings. Noninterest expenses declined $209,000 to $4,226,000 for the six months ended June 30, 1996, from $4,435,000 for the same period in 1995. Earnings per share for the six month periods ended June 30, 1996 and 1995 were $0.68. The Corporation's performance through June 30, 1996 reflects an annualized return on average assets of 1.01% and a return on beginning equity of 11.73%.

Total assets increased $8.3 million from December 31, 1995 to June 30, 1996. Total assets at June 30, 1996 were $274.2 million as compared to $265.9 million at December 31, 1995. The loan portfolio continued to grow during this six month period, increasing to $184.0 million or an increase of $6.2 million or 3.5%. Additionally, the investment portfolio grew by $9.1 million as management continued to improve the Corporations's earnings potential during the period of rising interest rates experienced through the first half of 1996. Total deposits grew approximately $2.8 million during the first half of 1996, with most of this growth occurring in the interest-bearing category.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 16, 1996. Total outstanding shares were 1,000,000 at April 16, 1996. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fifteen (15) nominees for director to serve for a term of one year.


Nominee                            Shares For  Shares Against  Abstentions
- ---------------------------------  ----------  --------------  -----------
Eustace Frederick                     689,380              --           --
P. Stanley Hodges                     689,380              --           --
B. L. Jackson, Jr.                    689,380              --           --
Robert M. Jones, Jr., M.D.            689,380              --           --
Harold L. Miller                      689,380              --           --
Charles A. Peters                     689,378               2           --
C. E. Richner                         686,278           3,102           --
Byron K. Satterfield                  689,380              --           --
John C. Shott                         689,380              --           --
Scott H. Shott                        689,380              --           --
Walter L. Sowers                      689,380              --           --
J. Brookins Taylor, M.D.              689,380              --           --
James P. Thomas, M.D.                 689,380              --           --
Frank W. Wilkinson                    688,248           1,132           --
R. W. Wilkinson                       689,380               2           --

(2) To ratify the selection of Coopers & Lybrand, Certified Public Accountants, to serve as independent auditors for the registrant for the year ending December 31, 1996. Shares for: 774,068; Shares against: 500; Abstentions: 2,074.

(3) To approve a proposal to amend the Articles of Incorporation to increase the number of authorized shares of the Registrant's common stock from 2,000,000 shares to 10,000,000 shares. Under the Articles of Incorporation of the Registrant, any amendment to the Articles of the Registrant requires the approval of two-thirds (2/3) of the holders of outstanding stock of the Registrant entitled to vote at the meeting. Approximately 77% of the Registrant's outstanding shares were represented for purposes of this vote. Shares For: 766,318; Shares Against: 6,728; Abstentions: 3,596.

The text for the matters listed in this Item 4 is set forth in the definitive proxy solicitation materials which were filed with the Commission on or about March 29, 1996, and are incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K.

       (a.) Exhibit 3 (I) - Amended Articles of Incorporation
            Exhibit 27 - Financial Data Schedule

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

         (Registrant)              Pocahontas Bankshares Corporation
                                   ---------------------------------

                                   By:     /s/ J. Ronald Hypes
                                      --------------------------------------
                                   J. Ronald Hypes, Treasurer
                                   (Principal Accounting and Financial Officer)
                                   Date:     August 9, 1996
                                        -----------------------