Form 10-Q
period 1996-09-30
POCAHONTAS BANKSHARES CORP
filed 1996-11-12
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1996

                                       or

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

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Unaudited)                                                September 30,         December 31,
                                                                     ------------          -----------
                                                                           (Dollars in thousands)
ASSETS                                                                     1996                1995
                                                                      -----------          -----------
Cash and due from banks                                              $    9,225           $   10,000
Interest-bearing balances with banks                                      1,737                3,833
Securities available for sale:  (cost approximated $17,542 at
     September 30, 1996, and $5,419 at December 31, 1995)                17,184                5,419
Securities held to maturity:  (market value approximated $44,631 at
     September 30, 1996, and $53,931 at  December 31, 1995)              44,700               53,440
Federal funds sold                                                        6,900                6,300
Loans                                                                   180,810              177,794
 Less allowance for loan losses                                           2,183                2,145
                                                                     ----------           ----------
Net loans                                                               178,627              175,649
Premises and equipment                                                    7,769                5,417
Real estate owned other than bank premises                                1,941                1,206
Other assets                                                              4,527                4,285
Goodwill and other intangible assets                                        401                  431
                                                                     ----------           ----------
TOTAL ASSETS                                                         $  273,011           $  265,980
                                                                     ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                 $   27,621           $   27,361
 Interest-bearing                                                       207,447              204,811
                                                                     ----------           ----------
    Total deposits                                                      235,068              232,172
Federal funds purchased and securities sold under
  agreements to repurchase                                                9,953                8,922
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                           2,403                  720
Other liabilities                                                         1,451                  980
                                                                     ----------           ----------
TOTAL LIABILITIES                                                       248,875              242,794
                                                                     ----------           ----------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 2,000,000 at December 31, 1995, and
      10,000,000 at September 30, 1996
 Shares issued and outstanding: 1,000,000 at December 31, 1995,
      and  2,000,000 at September 30, 1996                                2,500                1,250
Paid-in capital                                                             785                2,035
Retained earnings                                                        21,153               19,901
Unrealized losses on securities                                            (302)               -----
                                                                     ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                               24,136               23,186
                                                                     ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  273,011           $  265,980
                                                                     ==========           ==========

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

       (Unaudited)                                      Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                           -------------                     -------------
                                                               (Dollars in thousands, except per share data)
INTEREST INCOME                                        1996            1995              1996             1995
                                                      ------         --------         ---------         ---------
Interest and fees on loans                            $4,291         $  4,228         $  12,674         $  12,302
Interest on balances with banks                           28               39                71                45
Interest and dividends from securities available for     233               94               555               285
 sale
Interest and dividends from securities held to           697              755             2,283             2,322
 maturity
Interest on federal funds sold                            71              119               197               405
                                                      ------         --------         ---------         ---------
TOTAL INTEREST INCOME                                  5,320            5,235            15,780            15,359

INTEREST EXPENSE
Interest on time certificates of                         310              296               924               782
 $100,000 or more
Interest on other deposits                             1,962            1,953             5,860             5,530
Interest on federal funds purchased
 and securities
     sold under agreements to                             89               76               261               231
      repurchase
Interest on demand notes to U. S. Treasury
     and other liabilities for                            15               37                43               111
      borrowed money
                                                      ------         --------         ---------         ---------
TOTAL INTEREST EXPENSE                                 2,376            2,362             7,088             6,654
                                                      ------         --------         ---------         ---------
Net interest income                                    2,944            2,873             8,692             8,705
Provision for loan losses                                 82              311               448               657
                                                      ------         --------         ---------         ---------
Net interest income after provision for
     loan losses                                       2,862            2,562             8,244             8,048

NONINTEREST INCOME
Income from fiduciary activities                         180              187               540               547
Other operating income                                   294              277               829               879
Securities gains (losses)                                  1               --                 1                --
                                                      ------         --------         ---------         ---------
TOTAL NONINTEREST INCOME                                 475              464             1,370             1,426

NONINTEREST EXPENSE
Salaries, wages, and other employee                    1,092            1,057             3,234             3,119
 benefits
Furniture and equipment expense                          265              250               783               790
Other noninterest expense                                832              745             2,398             2,578
                                                      ------         --------         ---------         ---------
TOTAL NONINTEREST EXPENSE                              2,189            2,052             6,415             6,487
                                                      ------         --------         ---------         ---------

Income before income taxes                             1,148              974             3,199             2,987
Applicable income taxes                                  406              335             1,097               986
                                                      ------         --------         ---------         ---------
NET INCOME                                            $  742         $    639         $   2,102         $   2,001
                                                      ======         ========         =========         =========

NET INCOME PER COMMON SHARE                           $ 0.37         $   0.32         $    1.05         $    1.00


See accompanying notes to consolidated financial statements

                                        POCAHONTAS BANKSHARES CORPORATION
                                                 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

        (Unaudited)                                                     Nine Months Ended
                                                                           September 30,
                                                                         --------------
                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                 1996              1995
                                                                ----------         -----------
Net income                                                      $    2,102         $     2,001
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         448                 657
     Depreciation and amortization                                     357                 374
     Securities gains                                                   (1)                 --
     (Increase) decrease in interest receivable                         79                 (57)
     Net investment amortization and accretion                         422                 587
     (Increase) decrease in other assets                                 8                (169)
     Increase in interest payable and other liabilities                223                 300
                                                                ----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,638               3,693

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                               (600)             (4,100)
     Purchases of securities held to maturity                       (9,397)             (5,429)
     Purchases of securities available for sale                    (12,251)                 --
     Proceeds from maturities of securities held to maturity        17,736              10,280
     Net increase in loans                                          (4,079)             (5,738)
     Acquisition of fixed assets                                    (2,678)               (265)
                                                                ----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                              (11,269)             (5,252)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits            907             (15,543)
     Net increase in time deposits                                   1,989              14,011
     Net increase in short-term borrowings                           2,714               3,628
     Cash dividends paid                                              (850)               (650)
                                                                ----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,760               1,446
                                                                ----------         -----------
NET DECREASE IN CASH AND DUE FROM BANKS                         $   (2,871)        $      (113)
CASH AND DUE FROM BANKS AT JANUARY 1,                               13,833              10,977
                                                                ----------         -----------
CASH AND DUE FROM BANKS AT SEPTEMBER 30,                        $   10,962         $    10,864
                                                                ==========         ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                   $    6,757   $           6,245
     Income taxes                                                    1,263               1,068

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY

    (Unaudited)                                          Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                       (Dollars in thousands)
                                                   1996                   1995
                                              -----------            -----------
BALANCE, JANUARY 1,                           $    23,186            $    21,161
Net income                                          2,102                  2,001
Cash dividends declared - $0.425 per share
 in 1996, and $0.325 per share in 1995                850                    650
Change in unrealized losses on securities            (302)                   290
                                              -----------            -----------
BALANCE, SEPTEMBER 30,                        $    24,136            $    22,802
                                              ===========            ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

       NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the nine-month period ended September 30, 1996, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1995.

       NOTE B - REGULATORY CAPITAL REQUIREMENTS

       Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. This minimum may be increased by at least 1% or 2% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and each subsidiary as of September 30, 1996.

                                            Combined Capital
            Entity               Tier 1   (Tier 1 and Tier 2)  Leverage
     ------------------------    -------  -------------------  ---------
     Consolidated                 12.54%               13.69%      8.70%
     First Century Bank, N.A.     12.43%               13.57%      8.57%
     First Century Bank           11.27%               12.42%      8.18%


                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996  (Continued)


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



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       During the third quarter of 1996 net income increased $103,000 or 16.1% from the $639,000 earned during the third three months of 1995, to $742,000 earned during the same period in 1996. This increase was primarily the result of a decrease in the provision for loan losses of $229,000 reflecting management's commitment to improving credit quality during 1995 and early 1996. Noninterest expenses increased by approximately $137,000 when compared with 1995. This increase was primarily in the other noninterest expense category of noninterest expense, reflecting inflationary increases in operating costs combined with additional increases in loan collection expenses. Earnings per share for the third quarter of 1996 were $0.37 compared to $0.32 per share for the third quarter of 1995. When compared to the second quarter of 1996, net income increased $30,000, from $712,000 for the quarter ended June 30, 1996, to $742,000 for the quarter ended September 30, 1996. This again was attributable to a decrease in the provision for loan losses of $175,000 when compared with the second quarter of 1996, which offset an increase in noninterest expense of approximately $104,000. The net interest margin also increased $15,000 from $2,929,000 at June 30, 1996, to $2,944,000 for the quarter ended September 30, 1996. Earnings per share increased $0.01 per share from $0.36 per share for the quarter ended June 30, 1996, to $0.37 per share for the quarter ended September 30, 1996.

       The stable performance during the third quarter enhanced the earnings for the nine-month period ended September 30, 1996. Net income was $2,102,000 for the first nine months of 1996 compared to $2,001,000 for 1995, or an increase of approximately 5%. A reduction in the provision for loan losses was the main contributor to the improved earnings. The provision for loan losses improved $209,000 from $657,000 for the nine months ended September 30, 1995, to $448,000 for the same period in 1996. Earnings per share for the nine month period ended September 30, 1996 was $1.05 compared to $1.00 for 1995. The Registrant's performance through September 30, 1996 reflects an annualized return on average assets of 1.03% and a return on average equity of 11.84%.

       Total assets increased $7.0 million from December 31, 1995 to September 30, 1996. Total assets at September 30, 1996 were $273.0 million as compared to $266.0 million at December 31, 1995. The loan portfolio continued to grow during this nine-month period, increasing to $180.8 million or an increase of $3.0 million or 1.7%. This demonstrates management's ongoing commitment to providing for the credit needs of the Registrant's local communities. Investment securities also increased approximately $3.0 million or 5.1% to $61.9 million at September 30, 1996. A substantial portion of this growth was funded by an increase in total deposits of approximately $2.9 million to $235.1 million at September 30, 1996.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


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

         (Registrant)                  Pocahontas Bankshares Corporation
                                       ---------------------------------

                                       By:     /s/ J. Ronald Hypes
                                           ---------------------------
                                           J. Ronald Hypes, Treasurer
                                           (Principal Accounting and Financial
                                              Officer)

                                       Date:     November 12, 1996
                                                 -----------------