Form 10-K
period 1996-12-31
POCAHONTAS BANKSHARES CORP
filed 1997-03-26
CIK 723594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549

                                   FORM 10-K
                                   ---------

[ X ]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended December 31, 1996

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405
 of Regulation S-K is not contained herein, and will   not be contained, to the
 best of registrant's knowledge, in definitive proxy or information statements
 incorporated by reference in   Part III of this Form 10-K or any amendment to
                            this Form 10-K.    [   ]

  The aggregate market value of the voting stock held by non-affiliates of the
   registrant as of March 17, 1997 was $34,678,344 and   the number of shares
          outstanding of the registrant's common stock was 2,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the annual shareholders report for the fiscal year ended
         December 31, 1996 are incorporated by reference into Part II.

   Portions of the proxy statement for the annual shareholders meeting to be held April 15, 1997, are incorporated by reference into Part III.

         Total number of pages, including cover page and exhibits - 61

                       POCAHONTAS BANKSHARES CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I
ITEM 1.  BUSINESS....................................................   3
ITEM 2.  PROPERTIES..................................................   5
ITEM 3.  LEGAL PROCEEDINGS...........................................   6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   6

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................   6
ITEM 6.  SELECTED FINANCIAL DATA.....................................   7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................   7
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DAT..................   7
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.......................   7

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........   8
ITEM 11.  EXECUTIVE COMPENSATION.....................................   8
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT............................................
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   8

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K...................................   8
SIGNATURES  .........................................................  10

                                      PART I

      ITEM 1.  BUSINESS

     POCAHONTAS BANKSHARES CORPORATION

               Pocahontas Bankshares Corporation ("Corporation" or "Registrant") was organized under the laws of West Virginia in 1983 at the direction of the Board of Directors of The First National Bank of Bluefield ("Bluefield"). On March 1, 1984, the effective date of the corporate reorganization, the shareholders of Bluefield became the shareholders of the Corporation, and Bluefield became a wholly-owned subsidiary of the Corporation. On March 11, 1988, the Registrant acquired control of the Bank of Oceana, Oceana, WV ("Oceana"). On May 24, 1991, the Registrant formed First Century Bank, Roanoke, Virginia. During 1993, the main office of First Century Bank was redesignated to Wytheville, Virginia. Effective November 28, 1994, the merger of Bank of Oceana into The First National Bank of Bluefield was completed and the name of the resulting entity was changed to First Century Bank, National Association, with its main office in Bluefield, West Virginia. Substantially, all of the operations of the Corporation are carried on through its Bluefield subsidiary which serves as the Registrant's lead bank. The officers and directors of the Corporation, who are also officers and directors of the subsidiaries, re ceive their entire compensation from the subsidiaries. The Corporation's executive offices are located at 500 Fed eral Street, Bluefield, West Virginia.

               The Registrant's principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary banks. Dividend payments by these subsidiaries are influenced by the earnings, asset growth and current capital position of the individual subsidiary. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 11 of the Notes to the Consolidated Fi nancial Statements in the Registrant's 1996 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

               As of December 31, 1996, Bluefield had 116 full-time employees and 13 part-time employees. Bluefield is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory re lations with its employees.

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

               As of December 31, 1996, Wytheville had 14 full-time employees and 2 part-time employees. Wytheville is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory re lations with its employees.

     COMPETITION

               Vigorous and intense competition exists in all areas where the Registrant and its subsidiaries are engaged in business, generally from other banks located in southern West Virginia and southwestern Virginia. However, this competition is not only limited to other commercial banks. The subsidiary banks also compete for certain lines of business with savings and loan associations, mortgage companies, credit unions, consumer finance companies, leasing companies, insurance companies, mutual funds and brokerage firms. Significant competition also exists from state-wide multi-bank holding companies located in West Virginia and Virginia, which have offices in the communities the Registrant serves. These institutions are larger in terms of capital, resources and personnel. This requires that the Registrant place a high emphasis on quality service, with a significant amount of personal attention, in order to effectively compete with these larger institutions. Management feels that this competition is likely to intensify in the future, as the regional banks, such as NationsBank and Banc One, continue to enter the markets in which the Registrant currently operates.

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

     STATISTICAL DISCLOSURE

               The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 4 through 17 of the accompanying 1996 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K annual report as Exhibit 13.


     ITEM 2.  PROPERTIES

        The offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. Principal properties owned or leased by the subsidiary banks consist of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries.

        Bluefield holds title to seven pieces of real estate, including the property and building at 500 Federal Street and the property and building at 516 Federal Street. These two buildings, which are adjacent to each other, comprise a total of approximately 45,000 square feet of space. The third property is located at 525 Federal Street, which comprises approximately 10,000 square feet of interior space and approximately 20,000 square feet of real estate. The fourth property is located on Bland Street near the 525 Federal Street property, and consists of approximately 42 parking spaces which is used for employee parking. These four properties accommodate the main offices of both Bluefield and the Registrant.

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

        In addition, Bluefield leases approximately 8,000 square feet at 200 Princeton Avenue, Bluefield, WV, in accordance with a renewable lease which provides for an annual rent of $5,000. Bluefield also leases ap proximately 21,750 square feet of space at 2020 College Avenue, Bluefield, WV, under a renewable lease which currently requires a rental rate of $600 per month. Bluefield also leases approximately 27,225 square feet of space at 1215-A Stafford Drive, Princeton, WV. The current renewable lease provides for rent to be paid at the rate of $14,000 per year with adjustments allowed at the end of each five year period of the term.

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 1996.


                                    PART II


     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

        No established public market presently exists for the common stock of the Registrant. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

        Page 16 of the 1996 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions de scribed in Note 11 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant's common stock after the conclusion of each calendar quarter.

     ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data required by this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of the Registrant's 1996 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 4 through 17 of the accompanying 1996 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management's discussion and analysis should be read in conjunction with the related financial statements and notes thereto.


     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, management report of financial responsibility, and report of independent accountants for the years ended December 31, 1996, 1995, and 1994, which are included in the Corporation's 1996 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference:

        The report of independent accountants on page 39 of the Registrant's 1996 Annual Report to Stockholders reflects an unqualified opinion on the 1996 and 1995 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, issued by Coopers & Lybrand, Charlotte, North Carolina, the Registrant's independent accountant for those years.


                                                  Reference to
                                               1996 Annual Report
                                               -------------------
     Consolidated Statements of Condition             Page 18
     Consolidated Statements of Income                Page 19
     Consolidated Statements of Cash Flows            Page 20
     Consolidated Statements of Changes
      in Stockholders' Equity                         Page 21
     Notes to Consolidated Financial
      Statements                               Pages 22 through 38
     Report of Independent Accountants                Page 39


          The supplementary financial information required by this item is set forth in Note 13 of "Notes to Consolidated Financial Statements" on Page 36 of the Corporation's 1996 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                      PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Com mission on or about March 28, 1997 (which is not later than 120 days after December 31, 1996, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


     ITEM 11.  EXECUTIVE COMPENSATION

          Management remuneration has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 28, 1997, (which is not later than 120 days after December 31, 1996, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 28, 1997, (which is not later than 120 days after December 31, 1996, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain relationships and related transactions has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the commission on or about March 28, 1997, (which is not later than 120 days after December 31, 1996, the close of the fiscal year of Registrant): and is incorporated herein by reference to such proxy statement.



                                      PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements.
               See Item 8 on Page 7 of this document for a listing of all Financial Statements, Accountants' Report, and Supplementary Data.


          2.  Financial Statement Schedules.
               All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

     (b)  Reports on Form 8-K.
               No Reports on Form 8-K were filed during the fourth quarter of 1996.

     (c)  Exhibits

          3.   Articles of incorporation and bylaws.

               Articles of amendment to articles of incorporation and restated articles of incorporation were filed with and are incorporated herein by reference to the June 30, 1996 Form 10-Q. (Bylaws were previously filed in a Registration Statement on Form S-14, Registration No. 2-85126, and are incorporated herein by reference.)

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

     (Registrant)         Pocahontas Bankshares Corporation



           BY:      /s/ J. Ronald Hypes
                 ------------------------------------------
                J. Ronald Hypes, Treasurer
                (Principal Accounting & Financial Officer)

           DATE:    March 19, 1997
                 ------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY:    /s/ B. L. Jackson                             Date:  March 18, 1997
   -------------------------------------------             ----------------
   B. L. Jackson, Jr., Chairman of the Board
    and Director


BY:    /s/ R. W. Wilkinson                           Date:  March 18, 1997
   -------------------------------------------             ----------------
   R. W. Wilkinson, President & Chief Executive
   Officer & Director
   (Principal Executive Officer)


BY:    /s/ Charles A. Peters                         Date:  March 18, 1997
   -------------------------------------------             ----------------
   Charles A. Peters, Secretary and Director



BY:                                                  Date:
   -------------------------------------------             ----------------
   Eustace Frederick, Director


BY:                                                  Date:
   -------------------------------------------             ----------------
   Robert M. Jones, Jr., M.D., Director


BY:                                                  Date:
   -------------------------------------------             ----------------
   Harold L. Miller, Jr., Director


BY:                                                  Date:
   -------------------------------------------             ----------------
   C. E. Richner, Director


BY:    /s/ B. K. Satterfield                         Date:  March 18, 1997
   -------------------------------------------             ----------------
   Byron K. Satterfield, Director


BY:    /s/ John C. Shott                             Date:  March 19, 1997
   -------------------------------------------             ----------------
   John C. Shott, Director


BY:    /s/ Scott H. Shott                            Date:  March 18, 1997
   -------------------------------------------             ----------------
   Scott H. Shott, Director

BY:                                                  Date:
   -------------------------------------------             ----------------
   Walter L. Sowers, Director


BY:    /s/ J. Brookins Taylor                        Date:  March 18, 1997
   -------------------------------------------             ----------------
   J. Brookins Taylor, M. D., Director


BY:                                                  Date:
   -------------------------------------------             ----------------
   James P. Thomas, M. D., Director


BY:    /s/ Frank W. Wilkinson                        Date:  March 17, 1997
   -------------------------------------------             ----------------
   Frank W. Wilkinson, Director