Form 10-Q
period 1997-03-31
POCAHONTAS BANKSHARES CORP
filed 1997-05-13
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1997

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the transition period from                      to
                                  ----------------------  ------------------

                        Commission file number: 0-11671


                       POCAHONTAS BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

            West Virginia                            55-0628089
            -------------                            ----------
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)               Identification No.)

   500 Federal Street, Bluefield, WV                   24701
   ---------------------------------                   -----
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (304) 325-8181
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

                            Yes    X       No
                               ---------     --------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               $1.25 Par Value - Common Stock - 1,000,000 shares

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                                 Page
       PART I.  FINANCIAL INFORMATION

            Financial Statements (Unaudited)

                 Consolidated Statements of Financial Condition..............      3

                 Consolidated Statements of Income...........................      4

                 Consolidated Statements of Cash Flows.......................      5

                 Consolidated Statements of Changes in Stockholders' Equity..      6

            Notes to Consolidated Financial Statements.......................  6 - 7

            Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................      7

       PART II.  OTHER INFORMATION

            Exhibits and Reports on Form 8-K.................................      8

            SIGNATURES.......................................................      8


       The total number of pages of the Form 10-Q Quarterly Report is eight (8) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     (Unaudited)



                                                                      March 31,          December 31,
                                                                     ----------          ------------
                                                                           (Dollars in thousands)
ASSETS                                                                  1997                 1996
                                                                     ----------          -----------
Cash and due from banks                                              $   10,233           $   12,421
Interest-bearing balances with banks                                      2,072                1,982
Securities available for sale:  (cost approximated $31,687 at
    March 31, 1997, and $26,632 at December 31, 1996)                    31,170               26,438
Securities held to maturity:  (market value approximated $32,909 at
     March 31, 1997 and $39,218 at  December 31, 1996)                   32,903               39,062
Federal funds sold                                                        4,500                5,750
Loans                                                                   183,394              179,956
 Less allowance for loan losses                                           2,248                2,240
                                                                     ----------          -----------
Aet loans                                                               181,146              177,716
Premises and equipment                                                    8,593                8,052
Real estate owned other than bank premises                                1,818                1,976
Other assets                                                              4,796                4,784
Goodwill and other intangible assets                                        380                  391
                                                                     ----------          -----------
                                             TOTAL ASSETS            $  277,611           $  278,572
                                                                     ==========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                 $   27,218           $   30,562
 Interest-bearing                                                       208,760              206,160
                                                                     ----------          -----------
    Total deposits                                                      235,978              236,722
Federal funds purchased and securities sold under
  agreements to repurchase                                               10,940               14,514
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                           4,468                1,756
Other liabilities                                                         1,535                  951
                                                                     ----------          -----------
                                        TOTAL LIABILITIES               252,921              253,943
                                                                     ----------          -----------

STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 10,000,000
 Shares issued and outstanding: 2,000,000                                 2,500                2,500
Paid-in capital                                                             785                  785
Retained earnings                                                        21,826               21,521
Unrealized losses on securities                                            (421)                (177)
                                                                     ----------          -----------
                               TOTAL STOCKHOLDERS' EQUITY                24,690               24,629
                                                                     ----------          -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  277,611           $  278,572
                                                                     ==========          ===========

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                              ---------
                                             (Dollars in thousands, except per share data)
INTEREST INCOME                                                       1997             1996
                                                                   --------         --------
Interest and fees on loans                                         $  4,170         $  4,124
                                                                   --------         --------
Interest on balances with banks                                          25               38
Interest and dividends from securities available for sale:
     Taxable                                                            472              128
Interest and dividends from securities held to  maturity:
     Taxable                                                            454              717
     Tax-exempt                                                         101               84
Interest on federal funds sold                                           47               91
                                                                   --------         --------
                          TOTAL INTEREST INCOME                       5,269            5,182

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                           292              312
Interest on other deposits                                            1,966            1,949
Interest on federal funds purchased and securities
     sold under agreements to repurchase                                121               88
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                            16               14
                                                                   --------         --------
                         TOTAL INTEREST EXPENSE                       2,395            2,363
                                                                   --------         --------
Net interest income                                                   2,874            2,819
Provision for loan losses                                               141              109
                                                                   --------         --------
Net interest income after provision for loan losses                   2,733            2,710

NONINTEREST INCOME
Income from fiduciary activities                                        180              180
Other operating income                                                  309              239
Securities gains (losses)                                                --               --
                                                                   --------         --------
                       TOTAL NONINTEREST INCOME                         489              419

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                          1,103            1,079
Furniture and equipment expense                                         301              267
Other noninterest expense                                               916              795
                                                                   --------         --------
                      TOTAL NONINTEREST EXPENSE                       2,320            2,141
                                                                   --------         --------
Income before income taxes                                              902              988
Applicable income taxes                                                 297              340
                                                                   --------         --------
                                     NET INCOME                    $    605         $    648
                                                                   ========         ========


                    NET INCOME PER COMMON SHARE                    $   0.30         $   0.32

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                1997                   1996
                                                                 ---------               ---------
Net income                                                       $     605               $     648
                                                                 ---------               ---------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                            141                     109
  Depreciation and amortization                                        154                     118
  Securities gains                                                      --                      --
  Net investment amortization and accretion                             84                     165
  Decrease (increase) in interest receivable and other assets          206                    (215)
  Increase in interest payable and other liabilities                   501                     505
                                                                 ---------               ---------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES        1,691                   1,330

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in federal funds sold                                 1,250                     300
  Purchases of securities held to maturity                              --                  (6,735)
  Purchases of securities available for sale                        (5,078)                 (4,085)
  Proceeds from maturities of securities held to maturity            6,098                   4,063
  Net increase in loans                                             (3,438)                 (3,377)
  Acquisition of fixed assets                                         (689)                   (679)
                                                                 ---------               ---------
                        NET CASH USED BY INVESTING ACTIVITIES       (1,857)                (10,513)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand and savings deposits                          987                   2,169
  Net increase (decrease) in time deposits                          (1,731)                  1,591
  Net increase (decrease) in short-term borrowings                    (888)                  2,275
  Cash dividends paid                                                 (300)                   (250)
                                                                 ---------               ---------
             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (1,932)                  5,785
                                                                 ---------               ---------
                      NET DECREASE IN CASH AND DUE FROM BANKS    $  (2,098)             $   (3,398)
                        CASH AND DUE FROM BANKS AT JANUARY 1,       14,403                  13,833
                                                                 ---------               ---------
                         CASH AND DUE FROM BANKS AT MARCH 31,    $  12,305              $   10,435
                                                                 =========              ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                       $   2,283            $      2,240
  Income taxes                                                           2                      52

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
    (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                        (Dollars in thousands)
                                                                     1997                   1996
                                                                  ---------               --------
BALANCE, JANUARY 1,                                               $  24,629               $  23,186
Net income                                                              605                     648
Cash dividends declared - $0.150 per share in 1997, and
 $0.125 per share in 1996                                               300                     250
Change in unrealized losses on securities                              (244)                   (190)
                                                                  ---------               ---------
BALANCE, MARCH 31,                                                $  24,690               $  23,394
                                                                  =========               =========

       See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

       NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally ac cepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the three-month period ended March 31, 1997, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1996.

       NOTE B - EARNINGS PER SHARE

       Earnings per common share are computed on the weighted average number of shares of common stock outstanding during the period. There are no stock options or other capital items that would dilute the Corporation's earnings per share. Earnings per share for the quarter ended March 31, 1996, have been adjusted to reflect a two-for-one stock split, which was effected in the form of a 100% stock dividend, payable on May 6, 1996, to shareholders of record on April 26, 1996.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 March 31, 1997

       NOTE C - REGULATORY CAPITAL REQUIREMENTS

       Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of
       average total consolidated assets) of 4% is required.   The following
       table contains the capital ratios for the Corporation and each subsidiary as of March 31, 1997 and 1996.

                                                    1997                                      1996
                                   ---------------------------------------   ---------------------------------------
                                             Combined Capital                          Combined Capital
             Entity                Tier 1   (Tier 1 and Tier 2)   Leverage   Tier 1   (Tier 1 and Tier 2)  Leverage
       --------------------------  -------  -------------------   --------   -------  -------------------  ---------
       Consolidated..............   12.66%         13.82%          8.85%      12.40%         13.56%          8.53%
       First Century Bank, N.A...   12.48%         13.64%          8.70%      12.32%         13.49%          8.40%
       First Century Bank........   11.67%         12.83%          8.39%      10.67%         11.77%          7.92%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       During the first quarter of 1997 net income decreased $43,000 or 7% from $648,000 earned during the first three months of 1996, to $605,000 earned during the same period in 1997. Net interest income for the period ended March 31, 1997, increased $55,000 or 2% to $2.87 million as compared to $2.82 million for the first three months of 1996. Compared to the fourth quarter of 1996, net interest income decreased 1% from $2.9 million. Noninterest income increased $70,000 or 17% to $489,000 for the period ended March 31, 1997, compared to $419,000 for the same period in 1996. Noninterest income decreased compared to the fourth quarter of 1996 level of $637,000. However, this decrease was primarily due to annual trust fees of $110,000 which were recognized during the fourth quarter of 1996. Noninterest expense increased 8% to $2.32 million at March 31, 1997, compared to $2.14 million at March 31, 1996. This was an increase of 3% when compared to the fourth quarter of 1996 level of $2.25 million. Due to management's concern over the national and local trends of increased consumer delinquencies and bankruptcies, valuation write-downs of approximately $75,000 were recognized during the first quarter of 1997 for repossessed automobiles and other real estate owned. These factors combined to result in an $86,000 or 9% decrease in income before income taxes at March 31, 1997 compared to March 31, 1996, and a $186,000 or 17% decrease when compared with the fourth quarter of 1996. On a per share basis, earnings per common share through March 31, 1997, were $0.30 as compared to $0.32 for the same period in 1996, and $0.36 per share for the fourth quarter of 1996. This reflected a return on average assets of .87% and a return on average equity of 9.77% for the period ended March 31, 1997.

       Total assets decreased $961,000 from December 31, 1996 to March 31, 1997. Total assets at March 31, 1997 were $277.6 million as compared to $278.6 million at December 31, 1996. The loan portfolio continued to grow during this three month period, increasing to $183.4 million or an increase of $3,438,000 or 2%. This was partially funded by a decrease in the investment portfolio of approximately $1.4 million or 2%. Additional funding was provided through a reduction in federal funds sold of approximately $1.3 million. Total deposits decreased by $744,000 to $235,978,000 at March 31, 1997 from $236,722,000 at December 31, 1996.
       The decrease in deposits was all in noninterest-bearing as interest-bearing deposits increased by $2.6 million. This illustrates the Corporation's ongoing efforts to compete against other banks, along with other, nontraditional financial service providers, with competitive pricing for deposits.

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

         (Registrant)            Pocahontas Bankshares Corporation
                                 ---------------------------------

                                 By:      /s/ J. Ronald Hypes
                                  --------------------------------
                                 J. Ronald Hypes, Treasurer
                                 (Principal Accounting and Financial Officer)

                                 Date:     May 12, 1997
                                      ----------------------