Form 10-Q
period 1997-06-30
POCAHONTAS BANKSHARES CORP
filed 1997-08-13
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 1997

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the transition period from                    to
                                   ------------------    -------------------

                        Commission file number: 0-11671


                       POCAHONTAS BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                  West Virginia                        55-0628089
                  -------------                        ----------
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)               Identification No.)


   500 Federal Street, Bluefield, WV  24701                24701
   ----------------------------------------                -----
   (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (304) 325-8181
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


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of August 11, 1997, was 2,000,000 shares.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

        Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition..............      3

            Consolidated Statements of Income...........................      4

            Consolidated Statements of Cash Flows.......................      5

            Consolidated Statements of Changes on Stockholders' Equity..      6

        Notes to Consolidated Financial Statements......................  6 - 7

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  7 - 8

PART II.  OTHER INFORMATION

        Submission of Matters to a Vote of Security Holders.............      8

        Exhibits and Reports on Form 8-K................................      8

        SIGNATURES......................................................      9


The total number of pages of the Form 10-Q Quarterly Report is nine (9) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      (Unaudited)                                                                   June 30,         December 31,
                                                                                    --------         -----------
                                                                                        (Dollars in thousands)
ASSETS                                                                                1997               1996
                                                                                   ---------           ----------
Cash and due from banks                                                            $  11,228           $   12,421
Interest-bearing balances with banks                                                   1,074                1,982
Securities available for sale:  (amortized cost approximated $34,834
    at June 30, 1997, and $26,632 at December 31, 1996)                               34,722               26,438
Securities held to maturity:  (market value approximated $27,034
     at June 30, 1997, and $39,218 at December 31, 1996)                              26,947               39,062
Federal funds sold                                                                     3,900                5,750
Loans                                                                                183,537              179,956
 Less allowance for loan losses                                                        2,295                2,240
                                                                                   ---------           ----------
Net loans                                                                            181,242              177,716
Premises and equipment                                                                 8,637                8,052
Real estate owned other than bank premises                                             1,763                1,976
Other assets                                                                           4,435                4,784
Goodwill and other intangible assets                                                     370                  391
                                                                                   ---------           ----------
                                                                TOTAL ASSETS       $ 274,318           $  278,572
                                                                                   =========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                               $  27,362           $   30,562
 Interest-bearing                                                                    205,374              206,160
                                                                                   ---------           ----------
    Total deposits                                                                   232,736              236,722
Federal funds purchased and securities sold under
  agreements to repurchase                                                            11,445               14,514
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                                        3,140                1,756
Other liabilities                                                                      1,495                  951
                                                                                   ---------           ----------
                                                           TOTAL LIABILITIES         248,816              253,943
                                                                                   ---------           ----------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 10,000,000
 Shares issued and outstanding: 2,000,000                                              2,500                2,500
Paid-in capital                                                                          785                  785
Retained earnings                                                                     22,325               21,521
Unrealized losses on securities                                                         (108)                (177)
                                                                                   ---------           ----------
                                                  TOTAL STOCKHOLDERS' EQUITY          25,502               24,629
                                                                                   ---------           ----------
                                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 274,318           $  278,572
                                                                                   =========           ==========

See accompanying notes to consolidated financial statements


                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited)                                                    Three Months Ended                 Six Months Ended
                                                                            June 30,                         June 30,
                                                                            --------                         -------
                                                                          (Dollars in thousands, except per share data)
INTEREST INCOME                                                     1997             1996              1997                 1996
                                                                  -------           -------           -------              -------
Interest and fees on loans                                        $ 4,346          $  4,259         $   8,516          $     8,383
Interest on balances with banks                                        16                 5                41                   43
Interest and dividends from securities available for sale:
     Taxable                                                          562               194             1,034                  322

Interest and dividends from securities held to
 maturity
     Taxable                                                          357               696               811                1,413
     Tax-exempt                                                       104                89               205                  173
Interest on federal funds sold                                         57                35               104                  126
                                                                  -------           -------           -------              -------
                                  TOTAL INTEREST INCOME             5,442             5,278            10,711               10,460

INTEREST EXPENSE
Interest on time certificates of $100,000 or more                     270               302               562                  614
Interest on other deposits                                          1,857             1,949             3,823                3,898
Interest on federal funds purchased and securities
     sold under agreements to repurchase                              131                84               252                  172
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                          23                14                39                   28
                                                                  -------           -------           -------              -------
                                 TOTAL INTEREST EXPENSE             2,281             2,349             4,676                4,712
                                                                  -------           -------           -------              -------
Net interest income                                                 3,161             2,929             6,035                5,748
Provision for loan losses                                             238               257               379                  366
                                                                  -------           -------           -------              -------
Net interest income after provision for loan losses                 2,923             2,672             5,656                5,382

NONINTEREST INCOME
Income from fiduciary activities                                      280               180               460                  360
Other operating income                                                369               296               678                  535
Gains (losses) on sale of securities                                  (59)               --               (59)                  --
                                                                  -------           -------           -------              -------
                                 TOTAL NONINTEREST INCOME             590               476             1,079                  895

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                        1,103             1,063             2,206                2,142
Premises and equipment expense                                        298               251               599                  518
Other noninterest expense                                             850               771             1,766                1,566
                                                                  -------           -------           -------              -------
                                 TOTAL NONINTEREST INCOME           2,251             2,085             4,571                4,226
                                                                  -------           -------           -------              -------
Income before income taxes                                          1,262             1,063             2,164                2,051
Provision for income taxes                                            463               351               760                  691
                                                                  -------           -------           -------              -------
                                               NET INCOME         $   799          $    712         $   1,404          $     1,360
                                                                  =======          ========         =========          ===========
                              NET INCOME PER COMMON SHARE         $  0.40          $   0.36         $    0.70          $      0.68

See accompanying notes to consolidated financial statements


                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Unaudited)                                                   Six Months Ended
                                                                           June 30,
                                                                  ---------------------------
                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                1997              1996
                                                                  --------           --------
Net income                                                        $  1,404           $  1,360
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         379                366
     Depreciation and amortization                                     310                240
     Losses on sale of securities                                       59                 --
     (Increase) decrease in interest receivable                         27                (59)
     Net investment amortization and accretion                         143                307
     Decrease in other assets                                          560                 25
     Increase in interest payable and other liabilities                386                126
                                                                  --------           --------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES        3,268              2,365

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in federal funds sold                              1,850              4,300
     Purchases of securities held to maturity                         (325)            (8,382)
     Purchases of securities available for sale                    (11,057)            (8,091)
     Proceeds from maturities of securities held to maturity        13,157              9,640
     Proceeds from sales of securities available for sale            1,751                 --
     Net increase in loans                                          (3,581)            (6,831)
     Purchases of premises and equipment                              (893)            (1,527)
                                                                  --------           --------
             NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          902            (10,891)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand and savings deposits                       740              1,081
     Net increase (decrease) in time deposits                       (4,726)             1,768
     Net increase (decrease) in short-term borrowings               (1,685)             4,524
     Cash dividends paid                                              (600)              (550)
                                                                  --------           --------
             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (6,271)             6,823
                                                                  --------           --------
                      NET DECREASE IN CASH AND DUE FROM BANKS       (2,101)            (1,703)
                        CASH AND DUE FROM BANKS AT JANUARY 1,       14,403             13,833
                                                                  --------           --------
                          CASH AND DUE FROM BANKS AT JUNE 30,     $ 12,302           $ 12,130
                                                                  ========           ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                     $  4,473           $  4,488
     Income taxes                                                      414                761

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
    (Unaudited)                                                    Six Months Ended
                                                                        June 30,
                                                                        -------
                                                                 (Dollars in thousands)
                                                                1997                 1996
                                                             --------             --------
BALANCE, JANUARY 1,                                          $ 24,629             $ 23,186
Net income                                                      1,404                1,360
Cash dividends declared - $0.300 per share in 1997, and
 $0.275 per share in 1996                                         600                  550
Change in unrealized losses on securities                          69                 (347)
                                                             --------             --------
BALANCE, JUNE 30,                                            $ 25,502             $ 23,649
                                                             ========             ========


See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the six-month period ended June 30, 1997, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - EARNINGS PER SHARE

Earnings per common share are computed on the weighted average number of shares of common stock outstanding during the period. There are no stock options or other common stock equivalents that would dilute the Corporation's earnings per share.

NOTE C - ACCOUNTING PRONOUNCEMENTS

In February, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This statement amends APB Opinion No. 15, Earnings per
------------------
Share. The provisions of the SFAS are applicable for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 provides standards for computing and presenting earnings per share. Upon adoption, this statement is not expected to have a material impact on the Corporation's disclosures as the Corporation has no common stock equivalents.

In June, the Financial Accounting Standards Board issued SFAS No. 130,
Reporting Comprehensive Income.  The provisions of the SFAS are applicable
------------------------------
for financial statements issued for fiscal years beginning after December 15, 1997, with reclassification of financial statements for earlier periods provided for comparison purposes. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Corporation will comply with the disclosure provision of the statement.

In February, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This
-------------------------------------------------------------------
statement supersedes SFAS No. 14, Financial Reporting for Segments of an
                                  --------------------------------------

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1996  (Continued)

       NOTE C - ACCOUNTING PRONOUNCEMENTS (Continued)

Enterprise and amends SFAS No. 94, Consolidation of all Majority-Owned
----------                         -----------------------------------
Subsidiaries.  The provisions of the SFAS are applicable for financial
------------
statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The provisions of the statement are not expected to impact the Corporation's disclosures as the Corporation believes it has only one operating segment.

NOTE D - REGULATORY CAPITAL REQUIREMENTS

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. The following table contains the capital ratios for the Corporation and each subsidiary as of June 30, 1997 and 1996.

                                                   1997                                        1996
                                 ---------------------------------------       --------------------------------------
                                            Combined Capital                            Combined Capital
         Entity                   Tier 1   (Tier 1 and Tier 2)  Leverage       Tier 1   (Tier 1 and Tier 2)  Leverage
-------------------------------  -------   ------------------   --------       ------   ------------------   --------
     Consolidated..............   13.17%           14.37%          9.12%       12.17%        13.30%             8.57%
     First Century Bank, N.A...   12.91%           14.11%          8.92%       12.12%        13.25%             8.51%
     First Century Bank........   12.45%           13.68%          8.75%       11.04%        12.17%             7.96%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the second quarter of 1997 net income increased $87,000 or 12.2% from the $712,000 earned during the second three months of 1996, to $799,000 earned during the same period in 1997. This improvement was primarily the result of increases in the interest margin of $232,000, or 7.9%, and in noninterest income of $114,000, or 23.9%. This increase was offset by an increase in noninterest expenses of $166,000. Earnings per share for the second quarter of 1997 were $0.40 compared to $0.36 per share for the second quarter of 1996. When compared to the first quarter of 1997, net income increased $194,000, from $605,000 for the quarter ended March 31, 1997, to $799,000 for the quarter ended June 30, 1997. This was attributable to increases in the interest margin of $287,000, and in noninterest income of $101,000, along with a reduction in noninterest expenses of $69,000 which helped offset an increase in the provision for loan losses of $97,000 when compared with the first quarter of 1997. Additionally, the corporation had $59,000 in securities losses attributable to the sale of approximately 40% of its holdings in a U.S. Government mutual fund. The lower interest rate environment during the second quartered allowed management to reduce its investment in the mutual fund in favor of more traditional bank investment alternatives. Earnings per share increased $0.10 per share from $0.30 per share for the quarter ended March 31, 1997, to $0.40 per share for the quarter ended June 30, 1997.

The improved performance during the second quarter enhanced the earnings for the six-month period ended June 30, 1997. Net income was $1,404,000 for the first six months of 1997 which was an increase of $44,000, or 3.2%, over the 1996 level of $1,360,000. Increases in the interest margin of $287,000, or 5.0%, and noninterest income of $184,000, or 20.6%, contributed to the improved earnings. Trust fees were the major factor in improved noninterest income, reflecting growth in and an enhanced pricing strategy for fiduciary activities. Noninterest expenses increased $345,000 to $4,571,000 for the six months ended June 30, 1997, from $4,226,000 for the same period in 1996.

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Earnings per share for the six month periods ended June 30, 1997 were $0.70 compared to $0.68 per share for 1996. The Corporation's performance through June 30, 1997 reflects an annualized return on average assets of 1.02% and a return on average equity of 11.24%.

Total assets declined approximately $4.3 million from December 31, 1996 to June 30, 1997. Total assets at June 30, 1997 were $274.3 million as compared to $278.6 million at December 31, 1996. The loan portfolio continued to grow during this six month period, increasing to $183.5 million or an increase of $3.5 million or 2.0%. The investment portfolio funded this growth as it decreased approximately $3.8 million, or 5.8%. Total deposits decreased approximately $4.0 million during the first half of 1997, with most of this decline occurring in the noninterest-bearing category. This loss was anticipated due to certain short-term deposits received at year-end 1996.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 15, 1997. Total outstanding shares were 2,000,000 at April 15, 1997. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fifteen (14) nominees for director to serve for a term of one year.


     Nominee                       Shares For  Shares Against  Abstentions
     -------                       ----------  --------------  -----------
     Eustace Frederick              1,383,157           1,340        1,248
     B. L. Jackson, Jr.             1,384,405              92        1,248
     Robert M. Jones, Jr., M.D.     1,384,497              --        1,248
     Harold L. Miller               1,384,405              92        1,248
     Charles A. Peters              1,384,401              96        1,248
     C. E. Richner                  1,384,401              96        1,248
     Byron K. Satterfield           1,384,497              --        1,248
     John C. Shott                  1,384,405              92        1,248
     Scott H. Shott                 1,384,405              92        1,248
     Walter L. Sowers               1,384,497              --        1,248
     J. Brookins Taylor, M.D.       1,383,905             592        1,248
     James P. Thomas, M.D.          1,384,405              92        1,248
     Frank W. Wilkinson             1,384,405              92        1,248
     R. W. Wilkinson                1,384,401              96        1,248

(2) To ratify the selection of Coopers & Lybrand, Certified Public Accountants, to serve as independent auditors for the registrant for the year ending December 31, 1997. Shares for: 1,383,897; Shares against: 1,000; Abstentions: 848.

The text for the matters listed in this Item 4 is set forth in the definitive proxy solicitation materials which were filed with the Commission on or about March 28, 1997, and are incorporated herein by reference.


Item 6 - Exhibits and Reports on Form 8-K.

(a.) Exhibit 27 - Financial Data Schedule

(b.)             None

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       (Registrant)        Pocahontas Bankshares Corporation
                           ---------------------------------


                           By:     /s/ J. Ronald Hypes
                               -----------------------------
                                 J. Ronald Hypes, Treasurer
                                 (Principal Accounting and Financial Officer)

                           Date:  August 11 1997
                                 ------------------