Form 10-Q
period 1997-09-30
POCAHONTAS BANKSHARES CORP
filed 1997-11-14
CIK 723594

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended: September 30, 1997

                                      or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the transition period from____________________to____________________


                        Commission file number: 0-11671


                       POCAHONTAS BANKSHARES CORPORATION
            (Exact name of registrant as specified in its charter)

           West Virginia                                         55-0628089
  (State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                             Identification No.)

   500 Federal Street, Bluefield, WV                                 24701
   ---------------------------------                                 -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (304) 325-8181
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

                          Yes    X      No
                              -------         ------


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of November 10, 1997, was 2,000,000 shares.

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

     Notes to Consolidated Financial Statements.................... 6 - 7

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................... 7 - 8

PART II.  OTHER INFORMATION

     Exhibits and Reports on Form 8-K..............................     8

     SIGNATURES....................................................     8


The total number of pages of the Form 10-Q Quarterly Report is eight (8) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  (Unaudited)


                                                                                 September 30,          December 31,
                                                                                         (Dollars in thousands)
ASSETS                                                                                1997                   1996
                                                                                     --------              --------
Cash and due from banks                                                              $ 10,637              $ 12,421
Interest-bearing balances with banks                                                      134                 1,982
Securities available for sale: (amortized cost approximated $36,814
    at September 30, 1997, and $26,632 at December 31, 1996)                           36,915                26,438
Securities held to maturity: (market value approximated $24,374
    at September 30, 1997, and $39,218 at December 31, 1996)                           24,244                39,062
Federal funds sold                                                                         --                 5,750
Loans                                                                                 189,576               179,956
  Less allowance for loan losses                                                        2,328                 2,240
                                                                                     --------              --------
Net loans                                                                             187,248               177,716
Premises and equipment                                                                  8,507                 8,052
Real estate owned other than bank premises                                              1,410                 1,976
Other assets                                                                            4,535                 4,784
Goodwill and other intangible assets                                                      360                   391
                                                                                     --------              --------
                                                       TOTAL ASSETS                  $273,990              $278,572
                                                                                     ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                $ 26,358              $ 30,562
  Interest-bearing                                                                    199,828               206,160
                                                                                     --------              --------
    Total deposits                                                                    226,186               236,722
Federal funds purchased and securities sold under
  agreements to repurchase                                                             15,881                14,514
Demand notes to U. S. Treasury and other
  liabilities for borrowed money                                                        4,106                 1,756
Other liabilities                                                                       1,648                   951
                                                                                     --------              --------
                                                  TOTAL LIABILITIES                   247,821               253,943
                                                                                     ========              ========
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
  Shares authorized: 10,000,000
  Shares issued and outstanding: 2,000,000                                              2,500                 2,500
Paid-in capital                                                                           785                   785
Retained earnings                                                                      22,842                21,521
Unrealized losses on securities                                                            42                  (177)
                                                                                     --------              --------
                                         TOTAL STOCKHOLDERS' EQUITY                    26,169                24,629
                                                                                     --------              --------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $273,990              $278,572
                                                                                     ========              ========

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
  (Unaudited)


                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                        September 30,
                                                                           (Dollars in thousands, except per share data)
INTEREST INCOME                                                        1997           1996                  1997           1996
                                                                      ------         ------               -------        -------
Interest and fees on loans                                            $4,432         $4,291               $12,948        $12,674
Interest on balances with banks                                           24             28                    65             71
Interest and dividends from securities available for sale:
  Taxable                                                                567            233                 1,601            555
Interest and dividends from securities held to maturity:
  Taxable                                                                298            595                 1,109          2,008
  Tax-exempt                                                             102            102                   307            275
Interest on federal funds sold                                            56             71                   160            197
                                                                    --------       --------              --------       --------
                                      TOTAL INTEREST INCOME            5,479          5,320                16,190         15,780

INTEREST EXPENSE
Interest on time certificates of $100,000 or more                        269            310                   831            924
Interest on other deposits                                             1,915          1,962                 5,738          5,860
Interest on federal funds purchased and securities
  sold under agreements to repurchase                                    138             89                   390            261
Interest on demand notes to U. S. Treasury
  and other liabilities for borrowed money                                20            15                    59             43
                                                                    --------       --------              --------       --------
                                      TOTAL INTEREST EXPENSE           2,342          2,376                 7,018          7,088
                                                                    --------       --------              --------       --------
Net interest income                                                    3,137          2,944                 9,172          8,692
Provision for loan losses                                                204             82                   583            448
                                                                    --------       --------              --------       --------
Net interest income after provision for loan losses                    2,933          2,862                 8,589          8,244

NONINTEREST INCOME
Income from fiduciary activities                                         284            180                   744            540
Other operating income                                                   345            294                 1,023            829
Gains (losses) on sale of securities                                      --              1                   (59)             1
                                                                    --------       --------              --------       --------
                                   TOTAL NONINTEREST INCOME              629            475                 1,708          1,370

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                           1,097          1,092                 3,303          3,234
Premises and equipment expense                                           341            265                   940            783
Other noninterest expense                                                875            832                 2,641          2,398
                                                                    --------       --------              --------       --------
                                  TOTAL NONINTEREST EXPENSE            2,313          2,189                 6,884          6,415
                                                                    --------       --------              --------       --------
Income before income taxes                                             1,249          1,148                 3,413          3,199
Provision for income taxes                                               432            406                 1,192          1,097
                                                                    --------       --------              --------       --------
                                                 NET INCOME              817            742                 2,221          2,102
                                                                    ========       ========              ========       ========

                                NET INCOME PER COMMON SHARE         $   0.41       $   0.37              $   1.11       $   1.05

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  ------------------------------
                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                1997                   1996
                                                                   -------               -------
Net income                                                         $ 2,221               $ 2,102
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          583                   448
    Depreciation and amortization                                      465                   357
    Losses (gains) on sale of securities                                59                    (1)
    Decrease in interest receivable                                     10                    79
    Net investment amortization and accretion                          196                   422
    Decrease in other assets                                           629                     8
    Increase in interest payable and other liabilities                 480                   223
                                                                   -------               -------
                NET CASH PROVIDED BY OPERATING ACTIVITIES            4,643                 3,638

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease (increase) in federal funds sold                    5,750                  (600)
    Purchases of securities held to maturity                          (500)               (9,397)
    Purchases of securities available for sale                     (13,057)              (12,251)
    Proceeds from maturities of securities held to maturity         15,858                17,736
    Proceeds from sales of securities available for sale             1,751                    --
    Net increase in loans                                           (9,395)               (4,079)
    Purchases of premises and equipment                               (963)               (2,678)
                                                                   -------               -------
                    NET CASH USED BY INVESTING ACTIVITIES             (556)              (11,269)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings deposits          (4,728)                  907
    Net increase (decrease) in time deposits                        (5,808)                1,989
    Net increase in short-term borrowings                            3,717                 2,714
    Cash dividends paid                                               (900)                 (850)
                                                                   -------               -------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (7,719)                4,760
                                                                   -------               -------
                  NET DECREASE IN CASH AND DUE FROM BANKS          $(3,632)              $(2,871)
                    CASH AND DUE FROM BANKS AT JANUARY 1,           14,403                13,833
                                                                   -------               -------
             CASH AND DUE FROM BANKS AT SEPTEMBER 30,              $10,771               $10,962
                                                                   =======               =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                        $  6,702               $ 6,757
  Income taxes                                                         924                 1,263

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES
 IN STOCKHOLDERS' EQUITY
     (Unaudited)                              Nine Months Ended
                                                September 30,
                                                ------------
                                            (Dollars in thousands)
                                                1997      1996
                                             ---------  ---------
BALANCE, JANUARY 1,                          $  24,629   $ 23,186
Net income                                       2,221      2,102
Cash dividends declared - $0.450 per share
 in 1997, and $0.425 per share in 1996             900        850
Change in unrealized losses on securities          219       (302)
                                             ---------  ---------
BALANCE, SEPTEMBER 30,                       $  26,169   $ 24,136
                                             =========  =========

See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the nine-month period ended September 30, 1997, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1996.

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

In June, the Financial Accounting Standards Board issued SFAS No. 130, Reporting
                                                                       ---------
Comprehensive Income.  The provisions of the SFAS are applicable for financial
--------------------
statements issued for fiscal years beginning after December 15, 1997, with reclassification of financial statements for earlier periods provided for comparison purposes. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Corporation will comply with the disclosure provision of the statement.

In February, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This
-------------------------------------------------------------------
statement supersedes SFAS No. 14, Financial Reporting for Segments of an
                                  --------------------------------------

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997  (Continued)

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

NOTE D - REGULATORY CAPITAL REQUIREMENTS

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of September 30, 1997 and 1996.

                                                    1997                                                  1996
-------------------------------------------------------------------------------------------------------------------------------
                                                 Combined Capital                                   Combined Capital
Entity                                 Tier 1   (Tier 1 and Tier 2)  Leverage        Tier 1        (Tier 1 and Tier 2)  Leverage
-------------------------------------------------------------------------------------------------------------------------------

Consolidated..................         13.11%          14.30%          9.31%           12.54%            13.69%           8.70%
First Century Bank, N.A.......         12.87%          14.06%          9.15%           12.43%            13.57%           8.57%
First Century Bank............         12.45%          13.65%          8.61%           11.27%            12.42%           8.18%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the third quarter of 1997 net income increased $75,000 or 10.1% from the $742,000 earned during the third three-month period of 1996, to $817,000 earned during the same period in 1997. This improvement was primarily the result of increases in the interest margin of $193,000, or 6.6%, and in noninterest income of $154,000, or 32.4%. This increase was offset by increases in noninterest expenses of $124,000 and in the provision for loan losses of $122,000. Earnings per share for the third quarter of 1997 were $0.41 compared to $0.37 per share for the third quarter of 1996. When compared to the second quarter of 1997, net income increased $18,000, from $799,000 for the quarter ended June 30, 1997, to $817,000 for the quarter ended September 30, 1997. This increase of 2.3% reflected the relative stability of earnings throughout both quarters attributable to the stable interest rate environment during those quarters. Earnings per share increased $0.01 per share from $0.40 per share for the quarter ended June 30, 1997, to $0.41 per share for the quarter ended September 30, 1997.

The steady performance during the third quarter enhanced the earnings for the nine-month period ended September 30, 1997. Net income was $2,221,000 for the first nine months of 1997 which was an increase of $119,000, or 5.7%, over the 1996 level of $2,102,000. Increases in the interest margin of $480,000, or 5.5%, and noninterest income of $338,000, or 24.7%, contributed to the improved earnings. Trust fees were the major factor in improved noninterest income, reflecting growth in and an enhanced pricing strategy for fiduciary activities. Noninterest expenses increased $469,000 to $6,884,000 for the nine-month period ended September 30, 1997, from $6,415,000 for the same period in 1996. This increase was primarily the result of losses incurred in disposing certain parcels of other real estate owned.

                       POCAHONTAS BANKSHARES CORPORATION
                               AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Earnings per share for the nine-month period ended September 30, 1997 were $1.11 compared to $1.05 per share for 1996. The Corporation's performance through September 30, 1997 reflects an annualized return on average assets of 1.07% and a return on average equity of 11.76%.

Total assets declined approximately $4.6 million from December 31, 1996 to September 30, 1997. Total assets at September 30, 1997 were $274.0 million as compared to $278.6 million at December 31, 1996. The loan portfolio continued to grow during this nine-month period, increasing to $189.6 million or an increase of $9.6 million or 5.3%. The investment portfolio funded this growth as it decreased approximately $4.3 million, or 6.6%. Additionally, due to seasonal lending requirements, the Corporation was a net purchaser of daily fed funds at September 30, 1997, compared to a net seller of fed funds at December 31, 1996. Total deposits decreased approximately $10.0 million during the period ended September 30, 1997, with most of this decline occurring in the noninterest-bearing category. A portion of this loss was anticipated due to certain short-term deposits received at year-end 1996. However, this is also indicative of the aggressive competition for deposits in the Corporation's primary markets.

Many months ago our company recognized the necessity to insure that our operating systems and software could handle the upcoming century date change, commonly referred to as the Year 2000, or Y2K, problem, without adversely impacting our operations. This problem was obvious early on because many of our loan products had maturity dates well into the next century. In early 1997, we commissioned a senior level project to review our compliance regarding this issue. The stated goal of this project is "to achieve Mission Critical Compliance...by December 31, 1998." We are currently in the assessment phase of this project. We anticipate that the testing phase of the project will be completed by mid 1998. At the present time, the Corporation does not anticipate the incurrence of material incremental costs related to the Y2K problem in any single future year.




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

 (Registrant)                     Pocahontas Bankshares Corporation
                                  ---------------------------------

                                  By:     /s/ J. Ronald Hypes
                                      --------------------------
                                  J. Ronald Hypes, Treasurer
                                  (Principal Accounting and Financial Officer)
                                  Date:     November 10, 1997
                                       -------------------------