Form 10-K405
period 1997-12-31
POCAHONTAS BANKSHARES CORP
filed 1998-03-25
CIK 723594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549



                                   FORM 10-K
                                   ---------



[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997



                                      OR


[   ]  Transition Report Pursuant to Section 13 or 15 (d) or the Securities
       Exchange Act of 1934

         For the transition period from            to
                                        -----------   ----------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1998 was $38,927,679 and the number of shares outstanding of the registrant's common stock was 2,000,000.


                      DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the annual shareholders report for the fiscal year ended
         December 31, 1997 are incorporated by reference into Part II.

   Portions of the proxy statement for the annual shareholders meeting to be held April 21, 1998, are incorporated by reference into Part III.

         Total number of pages, including cover page and exhibits - 61

                       POCAHONTAS BANKSHARES CORPORATION


                          1997 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                     PART I

        ITEM 1.  BUSINESS.............................................  3
        ITEM 2.  PROPERTIES...........................................  5
        ITEM 3.  LEGAL PROCEEDINGS....................................  6
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  6


                                    PART II

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS......................................  6
        ITEM 6.  SELECTED FINANCIAL DATA............................  7
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................  7
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........  7
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................  7


                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..  7
        ITEM 11.  EXECUTIVE COMPENSATION..............................  8
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.............................................  8
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......  8


                                    PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K....................................  8
        SIGNATURES.................................................... 10

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

   The Registrant's principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary banks. Dividend payments by these subsidiaries are influenced by the earnings, asset growth and current capital position of the individual subsidiary. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 11 of the Notes to the Consolidated Financial Statements in the Registrant's 1997 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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


   During the fourth quarter of 1997, Bluefield entered into an agreement with First American Federal Savings Bank, Roanoke, Virginia ("FAFSB") to acquire the assets and assume the liabilities of FAFSB's Bluefield, Virginia Branch. This banking office has approximately $15 million in deposits, Bluefield, Virginia, and, is a natural extension for the West Virginia subsidiary. It is anticipated that this transaction will be completed during the second quarter of 1998.

   As of December 31, 1997, Bluefield had 120 full-time employees and 12 part-time employees. Bluefield is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

   As of December 31, 1997, Wytheville had 14 full-time employees and 1 part-time employee. Wytheville is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

COMPETITION

   Vigorous and intense competition exists in all areas where the Registrant and its subsidiaries are engaged in business, generally from other banks located in southern West Virginia and southwestern Virginia. However, this competition is not only limited to other commercial banks. The subsidiary banks also compete for certain lines of business with savings and loan associations, mortgage companies, credit unions, consumer finance companies, leasing companies, insurance companies, mutual funds and brokerage firms. Significant competition also exists from state-wide and nation-wide bank holding companies located in West Virginia and Virginia, which have offices in the communities the Registrant serves. These institutions are larger in terms of capital, resources and personnel. This requires that the Registrant place a high emphasis on quality service, with a significant amount of personal attention, in order to effectively compete with these larger institutions. Management feels that this competition is likely to intensify in the future, as the nation-wide bank holding companies, such as NationsBank and Banc One, continue to enter the markets in which the Registrant currently operates.

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

   The Corporation is a registered holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may
also conduct examinations of the Corporation and each subsidiary.   The Bank
Holding Company Act requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. The Federal Reserve is prohibited, however, from approving the acquisition by the Corporation of the voting shares of, or substantially all of the assets of, any bank located outside West Virginia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. Under West Virginia law, the Corporation is authorized to acquire ownership or control of additional banks in the state of West Virginia, provided, this does not result in control of more than twenty percent (20%) of the total deposits of all depository institutions in the state of West Virginia. Acquisition of such additional banks would require approval from the Federal Reserve and the Commissioner of Banking of the State of West Virginia.

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

   Bluefield operates as a national banking association subject to examination by the Office of the Comptroller of the Currency (the "Comptroller"). The Comptroller regulates all areas of a national bank's operations, both commercial and trust, including loans, deposits, mergers, branches and payments of dividends.

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

   Wytheville operates as an insured state non-member bank subject to examination by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia. The Bureau of Financial Institutions regulates all areas of a state bank's operation, both commercial and trust, including loans, deposits, mergers, branches and payment of dividends.

   Both of the subsidiary banks are also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major function of the FDIC with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of the depositors.

STATISTICAL DISCLOSURE

   The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 17 of the accompanying 1997 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K annual report as Exhibit 13.


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

   In addition, Bluefield leases approximately 21,750 square feet of space at 2020 College Avenue, Bluefield, WV, under a renewable lease which currently requires a rental rate of $600 per month. Bluefield also leases approximately 27,225 square feet of space at 1215-A Stafford Drive, Princeton, WV. The current renewable lease provides for rent to be paid at the rate of $14,000 per year with adjustments allowed at the end of each five year period of the term.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


   There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 1997.


                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   No established public market presently exists for the common stock of the Registrant. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

   Pages 15 and 16 of the 1997 Annual Report to Stockholders (incorporated herein by reference) describe further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in Note 11 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant's common stock after the conclusion of each calendar quarter.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data required by this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of the Registrant's 1997 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 17 of the accompanying 1997 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management's discussion and analysis should be read in conjunction with the related financial statements and notes thereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following financial statements, management report of financial responsibility, and report of independent accountants for the years ended December 31, 1997, 1996, and 1995, which are included in the Corporation's 1997 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference:

   The report of independent accountants on page 38 of the Registrant's 1997 Annual Report to Stockholders reflects an unqualified opinion on the 1997 and 1996 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, issued by Coopers & Lybrand, Charlotte, North Carolina, the Registrant's independent accountant for those years.


                                            Reference to
                                          1997 Annual Report
                                         --------------------
Consolidated Statements of Condition           Page 18
Consolidated Statements of Income              Page 19
Consolidated Statements of Cash Flows          Page 20
Consolidated Statements of Changes
 in Stockholders' Equity                       Page 21
Notes to Consolidated Financial
 Statements                              Pages 22 through 37
Report of Independent Accountants              Page 38


   The supplementary financial information required by this item is set forth in
Note 13 of "Notes to Consolidated Financial Statements" on Page 36 of the Corporation's 1997 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about

March 30, 1998 (which is not later than 120 days after December 31, 1997, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION

   Management remuneration has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 30, 1998, (which is not later than 120 days after December 31, 1997, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 30, 1998, (which is not later than 120 days after December 31, 1997, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain relationships and related transactions has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the commission on or about March 30, 1998, (which is not later than 120 days after December 31, 1997, the close of the fiscal year of Registrant): and is incorporated herein by reference to such proxy statement.



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

(b)  Reports on Form 8-K.
           No Reports on Form 8-K were filed during the fourth quarter of 1997.

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

  (Registrant)         Pocahontas Bankshares Corporation


        BY:      /s/ J. Ronald Hypes
             ------------------------------------------------
           J. Ronald Hypes, Treasurer
           (Principal Accounting & Financial Officer)

        DATE:           March 18, 1998
             ------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY:       /s/ B. L. Jackson                                          Date:     March 17, 1998
----------------------------------------------------                      ------------------------
B. L. Jackson, Jr., Chairman of the Board and Director

BY:      /s/ R. W. Wilkinson                                         Date:     March 17, 1998
   ------------------------------------------------------                -------------------------
R. W. Wilkinson, President & Chief Executive Officer & Director
 (Principal Executive Officer)

BY:      /s/ Charles A. Peters                                       Date:     March 17, 1998
   ------------------------------------------------------                -------------------------
Charles A. Peters, Secretary and Director

BY:      /s/ Eustace Frederick                                       Date:     March 17, 1998
   ------------------------------------------------------                 ------------------------
Eustace Frederick, Director

BY:      /s/ Robert M. Jones, Jr                                     Date:     March 17, 1998
   ------------------------------------------------------                -------------------------
Robert M. Jones, Jr., M.D., Director

BY:                                                                  Date:
   ------------------------------------------------------                 ------------------------
Harold L. Miller, Jr., Director


BY:                                                                  Date:
   ------------------------------------------------------                -------------------------
C. E. Richner, Director


BY:       /s/ Byron K. Satterfield                                   Date:    March 17, 1998
   ------------------------------------------------------                -------------------------
Byron K. Satterfield, Director


BY:      /s/ John C. Shott                                           Date:    March 17, 1998
   ------------------------------------------------------                 ------------------------
John C. Shott, Director


BY:      /s/ Scott H. Shott                                          Date:    March 17, 1998
   ------------------------------------------------------                -------------------------
Scott H. Shott, Director



BY:     /s/ Walter L. Sowers                                      Date:       March 17, 1998
   ------------------------------------------------------                -------------------------
Walter L. Sowers, Director


BY:                                                               Date:
   ------------------------------------------------------                -------------------------
J. Brookins Taylor, M. D., Director


BY:     /s/ James P. Thomas                                      Date:          March 17, 1998
   ------------------------------------------------------                -------------------------
James P. Thomas, M. D., Director


BY:      /s/ Frank W. Wilkinson                                  Date:          March 17, 1998
   ------------------------------------------------------                -------------------------
Frank W. Wilkinson, Director
