Form 10-Q
period 1998-03-31
POCAHONTAS BANKSHARES CORP
filed 1998-05-13
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1998

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the transition period from                 to
                                   ----------------  ----------------

                        Commission file number: 0-11671


                       POCAHONTAS BANKSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

            West Virginia                                     55-0628089
            -------------                                     ----------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                        Identification No.)

  500 Federal Street, Bluefield, WV                             24701
  ---------------------------------                             -----
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (304) 325-8181
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

  The number of shares outstanding of the registrant's $1.25 par value common stock, as of May 11, 1998, was 2,000,000 shares.

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

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

          (Dollars in thousands, except per share data)                        March 31,         December 31,
                                                                                1998                 1997
ASSETS                                                                       (Unaudited)           (Audited)
                                                                         -----------------    -----------------
Cash and due from banks                                                    $        12,779      $         8,883
Interest-bearing balances with banks                                                 1,940                2,013
Securities available for sale:  (cost approximated $36,896 at
          March 31, 1998, and $36,024 at December 31, 1997)                         37,047               36,177
Securities held to maturity:  (market value approximated $13,840 at
          March 31, 1998 and $17,516 at  December 31, 1997)                         13,650               17,334
Federal funds sold                                                                   6,700                3,400
Loans                                                                              197,374              197,094
     Less allowance for loan losses                                                  2,453                2,370
                                                                             -------------        -------------
Net loans                                                                          194,921              194,724
Premises and equipment                                                               8,826                8,660
Real estate owned other than bank premises                                             638                  993
Other assets                                                                         4,483                4,213
Goodwill and other intangible assets                                                   340                  350
                                                                             -------------        -------------
     TOTAL ASSETS                                                          $       281,324      $       276,747
                                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                   $        29,534      $        27,923
     Interest-bearing                                                              205,278              204,414
                                                                             -------------        -------------
          Total deposits                                                           234,812              232,337
Federal funds purchased and securities sold under
     agreements to repurchase                                                       16,187               12,838
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                  1,650                4,200
Other liabilities                                                                    1,657                  783
                                                                             -------------        -------------
     TOTAL LIABILITIES                                                             254,306              250,158
                                                                             -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                2,500
Paid-in capital                                                                        785                  785
Retained earnings                                                                   23,648               23,223
Accumulated other comprehensive income                                                  85                   81
                                                                             -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     27,018               26,589
                                                                             -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       281,324      $       276,747
                                                                             =============        =============

See accompanying notes to consolidated financial statements

                        POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             ------------------
                                              (Dollars in thousands, except per share data)
INTEREST INCOME                                             1998               1997
                                                    ------------------    -------------
Interest and fees on loans                          $       4,563         $       4,170
Interest on balances with banks                                17                    25
Interest and dividends from securities available for sale:
     Taxable                                                  580                   472
Interest and dividends from securities held to maturity:
     Taxable                                                  141                   454
     Tax-exempt                                                77                   101
Interest on federal funds sold                                 43                    47
                                                    -------------         -------------
     TOTAL INTEREST INCOME                                  5,421                 5,269

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                 280                   292
Interest on other deposits                                  1,857                 1,966
Interest on federal funds purchased and securities
     sold under agreements to repurchase                      142                   121
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                  22                    16
                                                    -------------         -------------
     TOTAL INTEREST EXPENSE                                 2,301                 2,395
                                                    -------------         -------------
Net interest income                                         3,120                 2,874
Provision for loan losses                                     188                   141
                                                    -------------         -------------
Net interest income after provision for loan losses         2,932                 2,733

NONINTEREST INCOME
Income from fiduciary activities                              180                   180
Other operating income                                        335                   309
Securities losses                                             (14)                   --
                                                    -------------         -------------
     TOTAL NONINTEREST INCOME                                 501                   489

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                1,139                 1,103
Furniture and equipment expense                               303                   301
Other noninterest expense                                     861                   916
                                                    -------------         -------------
     TOTAL NONINTEREST EXPENSE                              2,303                 2,320
                                                    -------------         -------------

Income before income taxes                                  1,130                   902
Applicable income taxes                                       405                   297
                                                    -------------         -------------
     NET INCOME                                   $           725       $           605
                                                    =============         =============

     NET INCOME PER COMMON SHARE                  $          0.36       $          0.30


See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                             1998                1997
                                                                         ------------------    -------------
Net income                                                             $           725       $           605
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                     188                   141
     Depreciation and amortization                                                 159                   154
     Securities losses                                                              14                    --
     Net investment amortization and accretion                                      26                    84
     Decrease in interest receivable and other assets                               89                   206
     Increase in interest payable and other liabilities                            814                   501
                                                                         -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        2,015                 1,691

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                              (3,300)                1,250
     Purchases of securities held to maturity                                   (1,380)                   --
     Purchases of securities available for sale                                 (4,004)               (5,078)
     Proceeds from maturities and calls of securities held to
      maturity                                                                   5,063                 6,098
     Proceeds from maturities and calls of securities available for
      sale                                                                       2,220                    --
     Proceeds from sales of securities available for sale                          883                    --
     Net increase in loans                                                        (280)               (3,438)
     Acquisition of fixed assets                                                  (368)                 (689)
                                                                         -------------         -------------
NET CASH USED BY INVESTING ACTIVITIES                                           (1,166)               (1,857)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand and savings deposits                                 3,603                   987
     Net decrease in time deposits                                              (1,128)               (1,731)
     Net increase (decrease) in short-term borrowings                              799                  (888)
     Cash dividends paid                                                          (300)                 (300)
                                                                         -------------         -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 2,974                (1,932)
                                                                         -------------         -------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                     $         3,823       $        (2,098)
CASH AND DUE FROM BANKS AT JANUARY 1,                                           10,896                14,403
                                                                         -------------         -------------
CASH AND DUE FROM BANKS AT MARCH 31,                                   $        14,719       $        12,305
                                                                         =============         =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                          $         2,178       $         2,283
     Income taxes                                                                  130                     2


See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
          (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                               (Dollars in thousands)
                                                                              1998                  1997
                                                                         -------------        -------------
BALANCE, JANUARY 1,                                                    $        26,589      $        24,629
Net income                                                                         725                  605
Cash dividends declared - $0.150 per share in 1998 and 1997                        300                  300
Other comprehensive income (loss)                                                    4                 (244)
                                                                         -------------        -------------
BALANCE, MARCH 31,                                                     $        27,018      $        24,690
                                                                         =============        =============

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the three-month period ended March 31, 1998, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - EARNINGS PER SHARE

Earnings per common share are computed on the weighted average number of shares of common stock outstanding during the period. There are no stock options or other capital items that would dilute the Corporation's earnings per share.

NOTE C  COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. As required by SFAS No. 130,
                   ------------------------------
prior year information has been modified to conform with the new presentation. Comprehensive income includes net income and all other changes to the Corporation's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

The Corporation's total comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $729,000 and $361,000, respectively. Information concerning the Corporation's other comprehensive income for the three-month periods ended March 31, 1998 and 1997 is as follows:

                                                        1998    1997
                                                       ------  ------
Unrealized losses on available for sale securities     $  (2)  $(323)
Income tax benefit relating to
 unrealized losses on available for sale securities        6      79
                                                       -----   -----
Other comprehensive income (loss)                      $   4   $(244)
                                                       =====   =====

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 March 31, 1998

NOTE D  ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 132, Employer's
                                                                  ----------
Disclosures about Pensions and Other Postretirement Benefits.  This statement
------------------------------------------------------------
amends SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers'
                    ----------------------------------               ----------
Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and
--------------------------------------------------------------------------------
for Termination Benefits, and SFAS No. 106, Employers' Accounting for
------------------------                    -------------------------
Postretirement Benefits Other Than Pensions.  The provisions of the SFAS are
-------------------------------------------
applicable for financial statements issued for fiscal years beginning after December 31, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Corporation will comply with the disclosure provisions of the statement.

NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of March 31, 1998 and 1997.

                                              1998                                     1997
                            -------------------------------------------------------------------------------
                                      Combined Capital                         Combined Capital
Entity                      Tier 1   (Tier 1 and Tier 2)  Leverage   Tier 1   (Tier 1 and Tier 2)  Leverage
Consolidated..............   13.06%          14.26%         9.60%    12.66%          13.82%          8.85%
First Century Bank, N.A...   12.74%          13.93%         9.43%    12.48%          13.64%          8.70%
First Century Bank........   13.02%          14.27%         9.04%    11.67%          12.83%          8.39%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the first quarter of 1998 net income increased $120,000 or 20% from $605,000 earned during the first three months of 1997, to $725,000 earned during the same period in 1998. Net interest income for the period ended March 31, 1998 increased $246,000 or 9% to $3.12 million as compared to $2.87 million for the first three months of 1997. Compared to the fourth quarter of 1997, net interest income decreased 5% from $3.27 million. Noninterest income increased $12,000 or 2.5% to $501,000 for the period ended March 31, 1998, compared to $489,000 for the same period in 1997. Noninterest income decreased $92,000 compared to the fourth quarter of 1997 level of $593,000. Noninterest expense decreased 1% to $2.30 million at March 31, 1998, compared to $2.32 million at March 31, 1997. This was a decrease of 8% when compared to the fourth quarter of 1997 level of $2.51 million. Management believes that the positive trend in earnings through the first quarter of 1998 reflects a commitment to enhancing stockholder value. Management is committed to improving the earnings and financial condition of the Corporation. Various strategies for lending and deposit gathering are in effect to maximize the performance under various interest rate scenarios and economic conditions. Management believes that controlled growth and cost management will provide for the long-term financial strength of the Corporation. These factors combined to result in a $228,000 or 25% increase in income before income taxes at March 31, 1998 compared to March 31, 1997. A decrease of $114,000 when compared with the fourth quarter of 1997 is primarily attributed to a decline in the net interest margin of 4.5% due to maturities of higher yielding investments during the first quarter of 1998.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Percentage comparisons to 1997 performance will not be as favorable for the remainder of 1998 as was experienced during the first quarter. Unfavorable earnings in the first quarter of 1997 resulted in a significant percentage improvement in the first quarter of 1998. The performance during the first quarter is in line with budgeted projections for 1998. Comparisons for the remainder of 1998 will be more indicative of the traditional performance of the Corporation. On a per share basis, earnings per common share through March 31, 1998, were $0.36 as compared to $0.30 for the same period in 1997, and $0.39 per share for the fourth quarter of 1997. This reflected an annualized return on average assets of 1.05% and an annualized return on average equity of 10.77% for the period ended March 31, 1998.

Total assets increased $4.6 million from December 31, 1997 to March 31, 1998. Total assets at March 31, 1998 were $281.3 million as compared to $276.7 million at December 31, 1997. The loan portfolio grew slightly during this three-month period, increasing to $197.4 million. This was funded by a decrease in the investment portfolio of approximately $2.8 million or 5%. In the current interest rate environment, liquidity was allowed to accumulate in anticipation of increasing loan demand, as other investment opportunities were unattractive. Total deposits increased by $2.5 million to $234.8 million at March 31, 1998 from $232.3 million at December 31, 1997. The increase in deposits was evenly distributed between noninterest-bearing and interest-bearing deposits. This illustrates the Corporation's ongoing efforts to compete against other banks and nontraditional financial services providers, with competitive pricing for deposits.

Management continues to monitor its ongoing efforts surrounding the Year 2000 problem. Internal reviews of hardware and software are nearing completion. Additionally, an educational program, including brochures and seminars for customers has been implemented. Management is very focused on its efforts to provide for minimal disruptions to its operations as a result of this problem. By helping its customers understand the significance of Year 2000, Management believes it will further reduce the Corporation's exposure to losses associated with the Year 2000 problem.


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

 (Registrant)                 Pocahontas Bankshares Corporation
                              ---------------------------------

                              By:      /s/ J. Ronald Hypes
                                 ----------------------------------
                              J. Ronald Hypes, Treasurer
                              (Principal Accounting and Financial Officer)

                              Date:     May 11, 1998
                                   ----------------------