Form 10-Q
period 1998-06-30
POCAHONTAS BANKSHARES CORP
filed 1998-08-14
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 1998

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the transition period from ____________________ to ____________________


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


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of August 11, 1998, was 2,000,000 shares.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

        Financial Statements

          Consolidated Statements of Financial Condition..............         3

          Consolidated Statements of Income...........................         4

          Consolidated Statements of Cash Flows.......................         5

          Consolidated Statements of Changes in Stockholders' Equity..         6

        Notes to Consolidated Financial Statements....................     6 - 7

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     7 - 8

PART II. OTHER INFORMATION

        Submission of Matters to a Vote of Security Holders...........         9

        Other Information.............................................         9

        Exhibits and Reports on Form 8-K..............................        10

        SIGNATURES....................................................        10


The total number of pages of the Form 10-Q Quarterly Report is ten (10) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

          (Dollars in thousands, except per share data)                        June 30,         December 31,
                                                                                 1998               1997
ASSETS                                                                       (Unaudited)         (Audited)
                                                                           ---------------    -----------------
Cash and due from banks                                                    $        10,620      $         8,883
Interest-bearing balances with banks                                                10,497                2,013
Securities available for sale:  (cost approximated $41,817 at
          June 30, 1998, and $36,024 at December 31, 1997)                          42,004               36,177
Securities held to maturity:  (market value approximated $13,190 at
          June 30, 1998 and $17,516 at  December 31, 1997)                          13,000               17,334
Federal funds sold                                                                  10,000                3,400
Loans                                                                              205,605              197,094
     Less allowance for loan losses                                                  2,520                2,370
                                                                             -------------        -------------
Net loans                                                                          203,085              194,724
Premises and equipment                                                               9,225                8,660
Real estate owned other than bank premises                                             702                  993
Other assets                                                                         4,546                4,213
Goodwill and other intangible assets                                                 1,824                  350
                                                                             -------------        -------------
     TOTAL ASSETS                                                          $       305,503      $       276,747
                                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                   $        31,448      $        27,923
     Interest-bearing                                                              222,714              204,414
                                                                             -------------        -------------
          Total deposits                                                           254,162              232,337
Federal funds purchased and securities sold under
     agreements to repurchase                                                       18,148               12,838
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                  4,010                4,200
Other liabilities                                                                    1,578                  783
                                                                             -------------        -------------
     TOTAL LIABILITIES                                                             277,898              250,158
                                                                             -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                2,500
Paid-in capital                                                                        785                  785
Retained earnings                                                                   24,212               23,223
Accumulated other comprehensive income                                                 108                   81
                                                                             -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     27,605               26,589
                                                                             -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       305,503      $       276,747
                                                                             =============        =============

See accompanying notes to consolidated financial statements


                        POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                    June 30,
                                                                  --------                                    --------
                                                                      (Dollars in thousands, except per share data)
INTEREST INCOME                                             1998                1997                  1998                  1997
                                                           ------              ------                -------               -------

Interest and fees on loans                                 $4,770               $4,346                $9,333                $8,516
Interest on balances with banks                                45                   16                    62                    41
Interest and dividends from securities available for sale:
     Taxable                                                  645                  562                 1,225                 1,034
Interest and dividends from securities held to maturity:
     Taxable                                                   97                  357                   238                   811
     Tax-exempt                                                82                  104                   159                   205
Interest on federal funds sold                                127                   57                   170                   104
                                                           ------              ------                -------               -------
                                   TOTAL INTEREST INCOME    5,766                5,442                11,187                10,711

INTEREST EXPENSE
Interest on time certificates of $100,000 or                  321                  270                   601                   562
 more
Interest on other deposits                                  2,034                1,857                 3,891                 3,823
Interest on federal funds purchased and
 securities sold under agreements to repurchase               146                  131                   288                   252
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                  17                   23                    39                    39
                                                           ------              ------                -------               -------
                                   TOTAL INTEREST EXPENSE   2,518                2,281                 4,819                 4,676
                                                           ------              ------                -------               -------
Net interest income                                         3,248                3,161                 6,368                 6,035
Provision for loan losses                                     133                  238                   321                   379
                                                           ------              ------                -------               -------
Net interest income after provision for loan losses         3,115                2,923                 6,047                 5,656

NONINTEREST INCOME
Income from fiduciary activities                              330                  280                   510                   460
Other operating income                                        374                  369                   709                   678
Gains (losses) on sale of securities                           --                  (59)                  (14)                  (59)
                                                           ------              ------                -------               -------
                                 TOTAL NONINTEREST INCOME     704                  590                 1,205                 1,079

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                1,181                1,103                 2,320                 2,206
Premises and equipment expense                                326                  298                   629                   599
Other noninterest expense                                     958                  850                 1,819                 1,766
                                                           ------              ------                -------               -------
                                 TOTAL NONINTEREST EXPENSE  2,465                2,251                 4,768                 4,571
                                                           ------              ------                -------               -------

Income before income taxes                                  1,354                1,262                 2,484                 2,164
Provision for income taxes                                    490                  463                   895                   760
                                                           ------              ------                -------               -------
                                                NET INCOME $  864              $   799              $  1,589              $  1,404
                                                           ======              =======              ========              ========
                               NET INCOME PER COMMON SHARE $ 0.43              $  0.40              $   0.79              $   0.70

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                         Six Months Ended
                                                                                        June 30,
                                                                                    ----------------
                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                             1998                 1997
                                                                               -------              --------
Net income                                                                     $ 1,589              $  1,404
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                     321                   379
     Depreciation and amortization                                                 354                   310
     Securities losses                                                              14                    59
     Net investment amortization and accretion                                      63                   143
     (Increase) decrease in interest receivable and other assets                  (341)                  587
     Increase in interest payable and other liabilities                            616                   386
                                                                               -------              --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        2,678                 3,268

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                              (6,600)                1,850
     Purchases of securities held to maturity                                   (1,430)                 (325)
     Purchases of securities available for sale                                (10,003)              (11,057)
     Proceeds from maturities and calls of securities held to
      maturity                                                                   5,739                13,157
     Proceeds from maturities and calls of securities available for
      sale                                                                       3,274                    --
     Proceeds from sales of securities available for sale                          883                 1,751
     Net increase in loans                                                      (5,272)               (3,581)
     Net cash received from branch acquisition                                   8,510                    --
     Acquisition of fixed assets                                                  (638)                 (893)
                                                                               -------              --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                (5,537)                  902

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand and savings deposits                                 6,896                   740
     Net increase (decrease) in time deposits                                    1,664                (4,726)
     Net increase (decrease) in short-term borrowings                            5,120                (1,685)
     Cash dividends paid                                                          (600)                 (600)
                                                                               -------              --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                13,080                (6,271)
                                                                               -------              --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                             $10,221              $ (2,101)
CASH AND DUE FROM BANKS AT JANUARY 1,                                           10,896                14,403
                                                                               -------              --------
CASH AND DUE FROM BANKS AT JUNE 30,                                            $21,117              $ 12,302
                                                                               =======              ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                  $ 4,508              $  4,473
     Income taxes                                                                  929                   414

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
          (Unaudited)                                                            Six Months Ended
                                                                                      June 30,
                                                                                      --------
                                                                               (Dollars in thousands)
                                                                               1998                 1997
                                                                            ----------           ----------
BALANCE, JANUARY 1,                                                          $  26,589           $   24,629
Net income                                                                       1,589                1,404
Cash dividends declared - $0.30 per share in 1998 and 1997                         600                  600
Other comprehensive income                                                          27                   69
                                                                             ---------           ----------
BALANCE, JUNE 30,                                                            $  27,018           $   25,502
                                                                             =========           ==========

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the six-month period ended June 30, 1998, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - EARNINGS PER SHARE

Earnings per common share are computed on the weighted average number of shares of common stock outstanding during the period. As of June 30, 1998, there were no stock options or other capital items that would dilute the Corporation's earnings per share.

NOTE C - COMPREHENSIVE INCOME

On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. As required by SFAS No. 130, prior year information has been modified to conform with the new presentation. Comprehensive income includes net income and all other changes to the Corporation's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Corporation's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

The Corporation's total comprehensive income for the six-month periods ended June 30, 1998 and 1997 was $1,616,000 and $1,473,000, respectively. Information concerning the Corporation's other comprehensive income for the six-month periods ended June 30, 1998 and 1997 is as follows:

                                                       1998    1997
                                                      ------  ------
Unrealized gains on available for sale securities     $  34   $  81
Income tax liability relating to
 unrealized gains on available for sale securities       (7)    (12)
                                                      -----   -----
Other comprehensive income (loss)                     $  27   $  69
                                                      =====   =====

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 1998

NOTE D - ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation has determined that FAS 133 will have no effect on the Corporation's results of operations or its financial position as the Corporation does not engage in these types of activities.

NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of June 30, 1998 and 1997.


                                                  1998                                         1997
                            -------------------------------------------------     ------------------------------
                                        Combined Capital                                Combined Capital
Entity                      Tier 1   (Tier 1 and Tier 2)  Leverage   Tier 1       (Tier 1 and Tier 2)  Leverage

Consolidated..............   11.99%        13.16%           8.88%    13.17%             14.37%            9.12%
First Century Bank, N.A...   11.62%        12.79%           8.43%    12.91%             14.11%            8.92%
First Century Bank........   12.22%        13.42%           9.36%    12.45%             13.68%            8.75%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the second quarter of 1998 net income increased $65,000 or 8.1% from the $799,000 earned during the second three months of 1997, to $864,000 earned during the same period in 1998. This improvement was primarily the result of increases in the interest margin of $87,000, or 2.8%, and in noninterest income of $114,000, or 19.3%. The increase in noninterest income was attributable to an increase in trust fees of approximately $50,000. Also, approximately $59,000 in losses on securities for the second quarter of 1997 were not incurred in 1998. Additionally, the provision for loan losses decreased $105,000, or 44.1%, all attributed to a reduction in net charge-offs for the quarter. These improvements were offset by an increase in noninterest expenses of $214,000. Earnings per share for the second quarter of 1998 were $0.43 compared to $0.40 per share for the second quarter of 1997. When compared to the first quarter of 1998, net income increased $139,000, from $725,000 for the quarter ended March 31, 1998, to $864,000 for the quarter ended June 30, 1998. This was attributable to increases in the interest margin of $128,000, and in noninterest income of $203,000, along with a reduction in the provision for loan losses of $55,000 which helped offset an increase in noninterest expenses of $162,000 when compared with the first quarter of 1998. Earnings per share increased $0.07 per share from $0.36 per share for the quarter ended March 31, 1998, to $0.43 per share for the quarter ended June 30, 1998.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

The improved performance during the second quarter enhanced the earnings for the six-month period ended June 30, 1998. Net income was $1,589,000 for the first six months of 1998 which was an increase of $185,000, or 13.2%, over the 1997 level of $1,404,000. Increases in the interest margin of $333,000, or 5.5%, attributable to increased loan volume, contributed to the improved earnings. Also, noninterest income increased $126,000, or 11.7%. Trust fees were a contributing factor in improved noninterest income, reflecting growth in and enhanced pricing for fiduciary activities. Noninterest expenses increased $197,000, or 4.3%, to $4,768,000 for the six months ended June 30, 1998, from $4,571,000 for the same period in 1997.

Earnings per share for the six-month period ended June 30, 1998 were $0.79 compared to $0.70 per share for 1997. The Corporation's performance through June 30, 1998 reflects an annualized return on average assets of 1.11% and a return on average equity of 11.70%.

Total assets increased approximately $28.8 million from December 31, 1997 to June 30, 1998. Approximately $15 million of this growth was the result of the completion of an acquisition of the Bluefield, Virginia branch of First American Federal Savings Bank, Roanoke, Virginia, during the second quarter of 1998. Additionally, approximately $10 million was attributable to short-term deposits and repurchase agreements at June 30, 1998, resulting from seasonal fluctuations by some of the Corporation's larger customers. Total assets at June 30, 1998 were $305.5 million as compared to $276.7 million at December 31, 1997. The loan portfolio continued to grow during this six-month period, increasing to $205.6 million or an increase of $8.5 million or 4.3%. The investment portfolio remained essentially unchanged during the first six months of 1998. As previously discussed, total deposits increased approximately $21.8 million during the first half of 1998, with most of this increase occurring in the interest-bearing category.

The Year 2000 (Y2K) problem continues to be a major focus of the financial services industry. The Corporation has been working diligently on this problem for many months. Internal reviews of all software and hardware have now been completed. Internal test and contingency plans have been developed for all mission critical applications and actual testing on these systems should be completed by December 31, 1998. Externally, the Corporation is also continuing its undertaking to inform and assist key customers in their Y2K compliance efforts.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 21, 1998. Total outstanding shares were 2,000,000 at April 21, 1998. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fifteen (14) nominees for director to serve for a term of one year.


Nominee                       Shares For  Shares Against  Abstentions
-------                       ----------  --------------  -----------
Paul Cole, Jr.                 1,553,003           1,548        5,460
Eustace Frederick              1,551,803           2,748        5,460
B. L. Jackson, Jr.             1,554,547               4        5,460
Robert M. Jones, Jr., M.D.     1,548,803           5,748        5,460
Harold L. Miller               1,554,551              --        5,460
Charles A. Peters              1,554,547               4        5,460
C. E. Richner                  1,554,547               4        5,460
Byron K. Satterfield           1,554,547               4        5,460
John C. Shott                  1,552,281           2,270        5,460
Scott H. Shott                 1,549,333           5,218        5,460
Walter L. Sowers               1,554,551              --        5,460
J. Brookins Taylor, M.D.       1,554,551              --        5,460
Frank W. Wilkinson             1,554,547               4        5,460
R. W. Wilkinson                1,554,547               4        5,460

(2) To ratify the selection of Coopers & Lybrand, Certified Public Accountants, to serve as independent auditors for the registrant for the year ending December 31, 1998. Shares for: 1,696,442; Shares against: 400;
     Abstentions: 3,000.

(3) To approve the 1998 Director Stock Option Plan. Shares for: 1,464,563; Shares against: 95,468; Abstentions: 31,060.

(4) To approve the 1998 Officer Stock Option Plan. Shares for: 1,469,007; Shares against: 100,876; Abstentions: 21,208.

The text for the matters listed in this Item 4 is set forth in the definitive proxy solicitation materials which were filed with the Commission on or about March 30, 1998, and are incorporated herein by reference.

Item 5 - Other Information

On July 31, 1998, the Corporation's board of directors unanimously approved an agreement in principle to acquire First National Bankshares Corporation, the parent company of First National Bank, which has offices in Ronceverte, Lewisburg and Charleston, West Virginia. The board of directors of First National has also unanimously approved this agreement. The transaction, currently set forth in a non-binding letter of intent, will be structured as a tax-free stock exchange to give First National shareholders approximately 3.6 shares of common stock of the Corporation for each share of First National common stock. First National Bank will be merged into the Corporation's lead affiliate, First Century Bank, N.A., and its offices will thereafter operate as branches of First Century under the First Century name. The transaction is subject to, among other conditions, the negotiation and execution of a definitive and legally binding merger agreement, approval of the transaction by shareholders and various regulatory authorities, completion by both companies of satisfactory due diligence reviews of the other organization, and other conditions standard to transactions of this type.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART II.  OTHER INFORMATION (Continued)

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

 (Registrant)                 Pocahontas Bankshares Corporation
                              ---------------------------------

                              By:      /s/ J. Ronald Hypes
                                 -------------------------
                              J. Ronald Hypes, Treasurer
                              (Principal Accounting and Financial Officer)

                              Date:     August 12, 1998
                                   -------------------------