Form 10-Q
period 1998-09-30
POCAHONTAS BANKSHARES CORP
filed 1998-11-13
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1998

                                       or

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

                          Yes  X      No
                              ----       ----


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of November 11, 1998, was 2,000,000 shares.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                                        Page
PART I.  FINANCIAL INFORMATION

     Financial Statements

          Consolidated Statements of Financial Condition..............                     3

          Consolidated Statements of Income...........................                     4

          Consolidated Statements of Cash Flows.......................                     5

          Consolidated Statements of Changes in Stockholders' Equity..                     6

     Notes to Consolidated Financial Statements.......................                 6 - 8

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................                9 - 10

PART II.  OTHER INFORMATION

     Exhibits and Reports on Form 8-K.................................                    10

     SIGNATURES.......................................................                    10


The total number of pages of the Form 10-Q Quarterly Report is ten (10) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)                     September 30,        December 31,
                                                                                1998                 1997
ASSETS                                                                       (Unaudited)           (Audited)
                                                                         -----------------    -----------------
Cash and due from banks                                                    $        10,108      $         8,883
Interest-bearing balances with banks                                                 4,211                2,013
Securities available for sale:  (cost approximated $43,819 at
          September 30, 1998, and $36,024 at December 31, 1997)                     44,458               36,177
Securities held to maturity:  (market value approximated $13,087 at
          September 30, 1998 and $17,516 at  December 31, 1997)                     12,934               17,334
Federal funds sold                                                                   6,000                3,400
Loans                                                                              199,939              197,094
     Less allowance for loan losses                                                  2,533                2,370
                                                                             -------------        -------------
Net loans                                                                          197,406              194,724
Premises and equipment                                                               9,327                8,660
Real estate owned other than bank premises                                             680                  993
Other assets                                                                         3,970                4,213
Goodwill and other intangible assets                                                 1,721                  350
                                                                             -------------        -------------
     TOTAL ASSETS                                                          $       290,815      $       276,747
                                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                   $        32,149      $        27,923
     Interest-bearing                                                              216,385              204,414
                                                                             -------------        -------------
          Total deposits                                                           248,534              232,337
Federal funds purchased and securities sold under
     agreements to repurchase                                                       11,162               12,838
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                  1,300                4,200
Other liabilities                                                                    1,494                  783
                                                                             -------------        -------------
     TOTAL LIABILITIES                                                             262,490              250,158
                                                                             -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                2,500
Paid-in capital                                                                        785                  785
Retained earnings                                                                   24,632               23,223
Accumulated other comprehensive income                                                 408                   81
                                                                             -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     28,325               26,589
                                                                             -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       290,815      $       276,747
                                                                             =============        =============

See accompanying notes to consolidated financial statements

                        POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)


                                                          Three Months Ended                       Nine Months Ended
                                                             September 30,                           September 30,
                                                             -------------                           -------------
                                                                  (Dollars in thousands, except per share data)
INTEREST INCOME                                          1998               1997                  1998                  1997
                                                    ------------        -------------        -------------         -------------
Interest and fees on loans                        $        4,814      $         4,406      $        14,082       $        12,876
Interest on balances with banks                               76                   24                  138                    65
Interest and dividends from securities available
 for sale:
     Taxable                                                 665                  567                1,890                 1,601
Interest and dividends from securities held
 to maturity:
     Taxable                                                  90                  298                  328                 1,109
     Tax-exempt                                               93                  102                  252                   307
Interest on federal funds sold                               115                   56                  285                   160
                                                    ------------        -------------        -------------         -------------
       TOTAL INTEREST INCOME                               5,853                5,453               16,975                16,118

INTEREST EXPENSE
Interest on time certificates of $100,000 or                 335                  269                  936                   831
 more
Interest on other deposits                                 2,084                1,915                5,975                 5,738
Interest on federal funds purchased and
 securities
 sold under agreements to repurchase                         167                  138                  455                   390
Interest on demand notes to U. S. Treasury
 and other liabilities for borrowed money                     21                   20                   60                    59
                                                    ------------        -------------        -------------         -------------
       TOTAL INTEREST EXPENSE                              2,607                2,342                7,426                 7,018
                                                    ------------        -------------        -------------         -------------
Net interest income                                        3,246                3,111                9,549                 9,100
Provision for loan losses                                    124                  204                  445                   583
                                                    ------------        -------------        -------------         -------------
Net interest income after provision for loan losses        3,122                2,907                9,104                 8,517

NONINTEREST INCOME
Income from fiduciary activities                             230                  284                  740                   744
Other operating income                                       419                  371                1,193                 1,095
Gains (losses) on sale of securities                                                                   (14)                  (59)
                                                    ------------        -------------        -------------         -------------
       TOTAL NONINTEREST INCOME                              649                  655                1,919                 1,780

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits               1,181                1,097                3,501                 3,303
Premises and equipment expense                               372                  341                1,001                   940
Other noninterest expense                                    928                  875                2,747                 2,641
                                                    ------------        -------------        -------------         -------------
       TOTAL NONINTEREST EXPENSE                           2,481                2,313                7,249                 6,884
                                                    ------------        -------------        -------------         -------------

Income before income taxes                                 1,290                1,249                3,774                 3,413
Provision for income taxes                                   470                  432                1,365                 1,192
                                                    ------------        -------------        -------------         -------------
       NET INCOME                                 $          820      $           817      $         2,409       $         2,221
                                                    ============        =============        =============         =============

NET INCOME PER COMMON SHARE:
     Basic                                        $         0.41      $          0.41      $          1.20       $          1.11
     Diluted                                      $         0.41      $          0.41      $          1.20       $          1.11
AVERAGE SHARES OUTSTANDING:
     Basic                                             2,000,000            2,000,000            2,000,000             2,000,000
     Diluted                                           2,001,794            2,000,000            2,000,598             2,000,000

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                      Nine Months Ended
                                                                                    September 30,
                                                                                   --------------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                             1998                1997
                                                                         ------------------    -------------
Net income                                                             $         2,409       $         2,221
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                     445                   583
     Depreciation and amortization                                                 560                   465
     Securities losses                                                              14                    59
     Net investment amortization and accretion                                     102                   196
     Net decrease in interest receivable and other assets                          301                   639
     Net increase in interest payable and other liabilities                        531                   480
                                                                         -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        4,362                 4,643

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                              (2,600)                5,750
     Purchases of securities held to maturity                                   (2,580)                 (500)
     Purchases of securities available for sale                                (16,428)              (13,057)
     Proceeds from maturities and calls of securities held to
      maturity                                                                   6,940                15,858
     Proceeds from maturities and calls of securities available for
      sale                                                                       7,315                    --
     Proceeds from sales of securities available for sale                          883                 1,751
     Net decrease (increase) in loans                                              394                (9,395)
     Net cash received from branch acquisition                                   8,510                    --
     Acquisition of fixed assets                                                  (729)                 (963)
                                                                         -------------         -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 1,705                  (556)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits                      3,880                (4,728)
     Net decrease in time deposits                                                (948)               (5,808)
     Net increase (decrease) in short-term borrowings                           (4,576)                3,717
     Cash dividends paid                                                        (1,000)                 (900)
                                                                         -------------         -------------
NET CASH USED BY FINANCING ACTIVITIES                                           (2,644)               (7,719)
                                                                         -------------         -------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                               3,423                (3,632)
CASH AND DUE FROM BANKS AT JANUARY 1,                                           10,896                14,403
                                                                         -------------         -------------
CASH AND DUE FROM BANKS AT SEPTEMBER 30,                               $        14,319       $        10,771
                                                                         =============         =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                          $         7,001       $         6,702
     Income taxes                                                      $         1,420       $           924

See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
  IN STOCKHOLDERS' EQUITY
          (Unaudited)                                                           Nine Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                              (Dollars in thousands)
                                                                              1998                 1997
                                                                         -------------        -------------
BALANCE, JANUARY 1,                                                    $        26,589      $        24,629
Net income                                                                       2,409                2,221
Cash dividends declared - $0.50 per share in 1998
     and $0.45 per share in 1997                                                 1,000                  900
Other comprehensive income                                                         327                  219
                                                                         -------------        -------------
BALANCE, SEPTEMBER 30,                                                 $        28,325      $        26,169
                                                                         =============        =============

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the nine-month period ended September 30, 1998, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - COMPREHENSIVE INCOME

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

The Corporation's total comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $2,736,000 and $2,440,000, respectively.
Information concerning the Corporation's other comprehensive income for the nine-month periods ended September 30, 1998 and 1997 is as follows:

                                                                    1998    1997
                                                                   ------  ------
Unrealized gains on available for sale securities                  $ 473   $ 237
Income tax liability relating to
 unrealized gains on available for sale securities                  (160)    (77)
Reclassification adjustment for losses recognized in net income       14      59
                                                                   -----   -----
Other comprehensive income (loss)                                  $ 327   $ 219
                                                                   =====   =====

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 1998

NOTE B - EARNINGS PER SHARE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Accounting for Earnings Per Share".
This standard requires dual presentation of basic and diluted earnings per share on the face of the statements of operations and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. The Corporation adopted SFAS No. 128 retroactive to January 1, 1995. For the periods ending prior to July 1, 1998, there were no adjustments to either the numerator or denominator for the purpose of calculating diluted earnings per share as the Corporation had no common stock equivalents. The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations:

                                                 For the three months ended September 30, 1998
                                                -----------------------------------------------
                                                    Income            Shares        Per-Share
                                                  (Numerator)     (Denominator)       Amount
                                                ---------------  ----------------  ------------
Basic EPS
 Income available to
  common shareholders                               $  819,292         2,000,000          $0.41
                                                                                   ============

 Effect of dilutive securities-
 Stock options                                               0             1,794
                                                --------------   ---------------

Diluted EPS
 Income available to common
  shareholders and assumed conversions              $  819,292         2,001,794          $0.41
                                                ==============   ===============   ============

                                                 For the nine months ended September 30, 1998
                                                -----------------------------------------------
                                                    Income           Shares         Per-Share
                                                 (Numerator)      (Denominator)       Amount
                                                --------------   ---------------   ------------
Basic EPS
 Income available to
  common shareholders                               $2,408,831         2,000,000          $1.20
                                                                                   ============

 Effect of dilutive securities-
 Stock options                                               0               598
                                                --------------   ---------------

Diluted EPS
 Income available to common
  shareholders and assumed conversions              $2,408,831         2,000,598          $1.20
                                                ==============   ===============   ============

NOTE C - COMPENSATION PLANS

During 1998, the Corporation adopted the 1998 Officer Stock Option Plan (the "Officer Plan") which provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the three months ended September 30, 1998, 58,470 options were granted under the Officer Plan at an exercise price of $20.25 per share. The weighted average life of the outstanding options is 84 months. At September 30, 1998, options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of September 30, 1998, no options had been exercised under the Officer Plan.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 1998

NOTE C - COMPENSATION PLANS (Continued)

During 1998, the Corporation adopted the 1998 Director Stock Option Plan (the "Director Plan") which provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the three months ended September 30, 1998, 20,000 options were granted under the Director Plan at an exercise price of $20.25 per share. The weighted average life of the outstanding options is 72 months. At September 30, 1998, options for 10,000 shares of common stock were reserved for future issuance for the Director Plan. As of September 30, 1998, no options had been exercised under the Director Plan.

The Corporation accounts for the Officer Plan and the Director Plan under the provision of SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Corporation has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Corporation's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation's net income and net income per share would have been decreased to the pro forma amounts indicated below. The Corporation did not award any option grants prior to July 1, 1998, therefore, there are no pro forma amounts for prior periods.


                                      1998                     1998
                                 3 Months Ended           9 Months Ended
                             ----------------------  ------------------------
                             As Reported  Pro Forma  As Reported   Pro Forma
                             -----------  ---------  -----------  -----------

     Net income                 $819,292   $792,825   $2,408,830   $2,382,363
                                ========   ========   ==========   ==========

     Net income per share       $   0.41   $   0.40   $     1.20   $     1.19
                                ========   ========   ==========   ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1998 grants; 8% dividend yield; expected volatility of 3.31%; risk-free interest rate of 5.46%; and expected life of six years for directors and seven years for officers.



NOTE D - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of September 30, 1998 and 1997.


                                        1998                                         1997
                                        ----                                         ----
                                  Combined Capital                              Combined Capital
Entity                      Tier 1   (Tier 1 and Tier 2)  Leverage   Tier 1   (Tier 1 and Tier 2)  Leverage
                            -------  -------------------  ---------  -------  -------------------  ---------

Consolidated..............   12.78%        14.02%           8.84%     13.11%         14.30%          9.31%
First Century Bank, N.A...   12.39%        13.62%           8.48%     12.87%         14.06%          9.15%
First Century Bank........   13.18%        14.43%           9.60%     12.45%         13.65%          8.61%


                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the third quarter of 1998 net income remained essentially unchanged from the $817,000 earned during the third three-month period of 1997, at $820,000 earned during the same period in 1998. There was an improvement in the interest margin of $135,000, or 4.3%, and the provision for loan losses decreased $80,000, or 39.2%. However, these improvements were offset by an increase in noninterest expenses of $168,000 or 7.3%. These changes can primarily be attributed to the acquisition of the Bluefield, Virginia branch of First American FSB, which was completed during the second quarter of 1998. Earnings per share for the third quarter of 1998 and 1997 were $0.41. When compared to the second quarter of 1998, net income decreased $44,000, from $864,000 for the quarter ended June 30, 1998, to $820,000 for the quarter ended September 30, 1998. This was attributable to increases in the interest margin of $33,000, and a reduction the provision for loan losses of $9,000 being offset by an increase in noninterest expenses of $16,000 and a reduction in noninterest income of $90,000 when compared with the second quarter of 1998. The reduction in noninterest income was a result of lower fees from fiduciary activities of $100,00 when compared with the second quarter of 1998. Earnings per share decreased $0.02 per share from $0.43 per share for the quarter ended June 30, 1998, to $0.41 per share for the quarter ended September 30, 1998.

The performance during the third quarter enhanced the earnings for the nine-month period ended September 30, 1998. Net income was $2,409,000 for the first nine months of 1998 which was an increase of $188,000, or 8.5%, over the 1997 level of $2,221,000. Increases in the interest margin of $449,000, or 4.9%, and noninterest income of $139,000, or 7.8%, contributed to the improved earnings. Noninterest expenses increased $365,000, or 5.3%, to $7,249,000 for the nine months ended September 30, 1998, from $6,884,000 for the same period in 1997, reflecting increases in personnel expenses and other operating costs. The Corporation's performance through September 30, 1998 reflects an annualized return on average assets of 1.11% and a return on average equity of 11.70%.

Earnings per share for the nine-month period ended September 30, 1998 were $1.20 compared to $1.11 per share for 1997. For a further discussion of earnings per share, refer to Note B Earnings Per Share, of the Notes to Consolidated Financial Statements, presented elsewhere in this report.

Total assets increased approximately $14.1 million from December 31, 1997 to September 30, 1998. This growth was primarily the result of the completion of an acquisition of the Bluefield, Virginia branch of First American FSB, Roanoke, Virginia, during the second quarter of 1998. Total assets at September 30, 1998 were $290.8 million as compared to $276.7 million at December 31, 1997. The loan portfolio increased to $199.9 million or an increase of $2.8 million or 1.4%. The investment portfolio increased approximately $3.9 million or 7.3% during the first nine months of 1998. As previously discussed, total deposits increased approximately $16.2 million during the first three quarters of 1998, with approximately $12.0 million of this increase occurring in the interest-bearing category.

The Year 2000 (Y2K) problem continues to be a major focus of the financial services industry. The Corporation has been working diligently on this problem for many months. A member of senior management is directing this effort. Internal reviews of all software and hardware have now been completed. Internal test and contingency plans have been developed for all mission critical applications and actual testing on these systems should be completed by December 31, 1998. Additionally, the Corporation's subsidiary banks are undergoing quarterly reviews by their primary regulators. Management is very focused on its efforts to provide for minimal disruptions to its operations as a result of this problem. The total cost associated with the corporation's plan to be Year 2000 compliant, a significant portion of which is consulting fees of $2,000 per month, is not expected to be material to the Corporation's financial position.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, normal business activities. However, management believes the more significant risk to the Corporation is in the efforts of its loan customers to become Y2K compliant. Failure to do so could result in a customer's inability to repay its contractual loan obligations, the Corporation's largest asset. The Corporation is continuing its undertaking to inform and assist key customers in their Y2K compliance efforts. An educational program including brochures and seminars for customers has been implemented. By helping its customers understand the significance of Year 2000, management believes it will further reduce the Corporation's exposure to loss.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


As was previously reported, on July 31, 1998, the Corporation's board of directors unanimously approved an agreement in principle to acquire First National Bankshares Corporation, the parent company of First National Bank, which has offices in Ronceverte, Lewisburg and Charleston, West Virginia. The board of directors of First National also unanimously approved this agreement. The transaction was subject to, among other conditions, the negotiation and execution of a definitive and legally binding merger agreement. Effective September 11, 1998, negotiations were terminated due to the parties' inability to come to a fundamental agreement over various aspects of the proposal.

PART II.  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

          (a.) Exhibit 27 - Financial Data Schedule

          (b.) On September 15, 1998, the Corporation filed a current report on Form 8-K announcing the termination of negotiations for a legally binding merger agreement to acquire First National Bankshares Corporation, Ronceverte, West Virginia.



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

 (Registrant)                Pocahontas Bankshares Corporation
                             ---------------------------------

                              By:      /s/ J. Ronald Hypes
                                 ----------------------------------
                              J. Ronald Hypes, Treasurer
                              (Principal Accounting and Financial Officer)

                              Date:     November 11, 1998
                                   ---------------------------