Form 10-K405
period 1998-12-31
POCAHONTAS BANKSHARES CORP
filed 1999-03-29
CIK 723594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549

                                   FORM 10-K
                                   ---------

[X]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934
                  For the fiscal year ended DECEMBER 31, 1998

                                      OR

[_]  Transition Report Pursuant to Section 13 or 15 (d) or the Securities
                             Exchange Act of 1934
           For the transition period from____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                              Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1999 was $32,228,405 and the number of shares outstanding of the registrant's common stock was 2,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the annual shareholders report for the fiscal year ended
         December 31, 1998 are incorporated by reference into Part II.

   Portions of the proxy statement for the annual shareholders meeting to be held April 20, 1999, are incorporated by reference into Part III.

         Total number of pages, including cover page and exhibits - 63

                       POCAHONTAS BANKSHARES CORPORATION

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                    PART I
        ITEM 1.  BUSINESS.............................................  3
        ITEM 2.  PROPERTIES...........................................  5
        ITEM 3.  LEGAL PROCEEDINGS....................................  6
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  6

                                    PART II

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS........................................  6
        ITEM 6.  SELECTED FINANCIAL DATA..............................  6
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................  6
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........  7
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE........................  7

                                    PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...  7
        ITEM 11. EXECUTIVE COMPENSATION...............................  7
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.............................................  8
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  8

                                    PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K....................................  8
        SIGNATURES...............................................  9 - 10

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

     The Registrant's principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary banks. Dividend payments by these subsidiaries are influenced by the earnings, asset growth and current capital position of the individual subsidiary. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 15 of the Notes to the Consolidated Financial Statements in the Registrant's 1998 Annual Report to the Stockholders attached as Exhibit 13 to this report.

FIRST CENTURY BANK, N.A.

     First Century Bank, N.A., a national banking association, was organized and chartered in 1891 as The First National Bank of Bluefield, under the laws of the State of West Virginia and the National Bank Act. Bluefield offers customary banking services, including commercial, real estate, installment, and other loans; interest-bearing and non-interest bearing transaction accounts, savings and time deposit accounts including certificates and other deposit accounts, featuring various maturities and market rates; Individual Retirement Accounts; Visa and MasterCard services under an arrangement with a correspondent bank; safe deposit facilities; personal and corporate trust services; and various cash management services. In addition to the main office, Bluefield currently operates six additional branches in Mercer and Wyoming counties in southern West Virginia and Tazewell County in southwestern Virginia.

     During the fourth quarter of 1998, Bluefield entered into an agreement with City National Bank of West Virginia, Charleston, West Virginia ("CNB") to acquire the assets and assume the liabilities of CNB's Hinton, West Virginia branch. This banking office has approximately $60 million in deposits and is a natural market extension for the bank. It is anticipated that this transaction will be completed during the second quarter of 1999.

     As of December 31, 1998, Bluefield had 123 full-time employees and 13 part-time employees. Bluefield is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

     As of December 31, 1998, Wytheville had 14 full-time employees and 2 part-time employees. Wytheville is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

COMPETITION

     Vigorous and intense competition exists in all areas where the Registrant and its subsidiaries are engaged in business, generally from other banks located in southern West Virginia and southwestern Virginia. However, this competition is not only limited to other commercial banks. The subsidiary banks also compete for certain lines of business with savings and loan associations, mortgage companies, credit unions, consumer finance companies, leasing companies, insurance companies, mutual funds and brokerage firms. Significant competition also exists from state-wide and nation-wide bank holding companies located in West Virginia and Virginia, which have offices in the communities the Registrant serves. These institutions are larger in terms of capital, resources and personnel. This requires that the Registrant place a high emphasis on quality service, with a significant amount of personal attention, in order to effectively compete with these larger institutions. Management feels that this competitive environment will continue in the markets in which the Registrant currently operates.

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

     The Bank Holding Company Act further provides that the Federal Reserve will not approve any acquisition, merger or consolidation (a) which would result in a monopoly, (b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (c) the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country or (d) which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in the probable effect of the transaction meeting the convenience and needs of the community to be served.

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

STATISTICAL DISCLOSURE

     The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 19 of the accompanying 1998 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K annual report as Exhibit 13.


ITEM 2.  PROPERTIES
Properties

     The executive offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. There are twelve properties owned or leased by the subsidiary banks consisting of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries. Ten of these offices are owned and two are leased.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 1998.


                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public market presently exists for the common stock of the Registrant. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

     Page 17 of the 1998 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in
Note 15 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant's common stock after the conclusion of each calendar quarter.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data required by this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of the Registrant's 1998 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 19 of the accompanying 1998 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management's discussion and analysis should be read in conjunction with the related financial statements and notes thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and report of independent accountants for the years ended December 31, 1998, 1997, and 1996, which are included in the Corporation's 1998 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference:

     The report of independent accountants on page 42 of the Registrant's 1998 Annual Report to Stockholders reflects an unqualified opinion on the 1998 and 1997 consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, issued by PricewaterhouseCoopers, LLP, Charlotte, North Carolina, the Registrant's independent accountant for those years.

                                                      Reference to
                                                   1998 Annual Report
                                                   ------------------
Consolidated Statements of Financial Condition          Page 20
Consolidated Statements of Income
  and Comprehensive Income                              Page 21
Consolidated Statements of Cash Flows                   Page 22
Consolidated Statements of Changes
 in Stockholders' Equity                                Page 23
Notes to Consolidated Financial
 Statements                                       Pages 24 through 41
Report of Independent Accountants                       Page 42

     The supplementary financial information required by this item is set forth in Note 16 of "Notes to Consolidated Financial Statements" on Page 40 of the Corporation's 1998 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 30, 1999 (which is not later than 120 days after December 31, 1998, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION

     Management remuneration has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 30, 1999, (which is not later than 120 days after December 31, 1998, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 30, 1999, (which is not later than 120 days after December 31, 1998, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain relationships and related transactions has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the commission on or about March 30, 1999, (which is not later than 120 days after December 31, 1998, the close of the fiscal year of Registrant): and is incorporated herein by reference to such proxy statement.



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

(b)  Reports on Form 8-K.
          No Reports on Form 8-K were filed during the fourth quarter of 1998.

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

  (Registrant)         Pocahontas Bankshares Corporation


        BY:     /s/ J. Ronald Hypes
              ------------------------------------
              J. Ronald Hypes, Treasurer
              (Principal Accounting & Financial Officer)

        DATE:           March 22, 1999
              ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:   /s/ B. L. Jackson                                          Date: March 16, 1999
    ----------------------------------------                           --------------
B. L. Jackson, Jr., Chairman of the Board and Director


BY:   /s/ R. W. Wilkinson                                        Date: March 16, 1999
    ----------------------------------------                           --------------
R. W. Wilkinson, President & Chief Executive Officer & Director
(Principal Executive Officer)


BY:   /s/ Charles A. Peters                                      Date: March 16, 1999
    ----------------------------------------                           --------------
Charles A. Peters, Secretary and Director


BY: ________________________________________                     Date: ______________
Paul Cole, Jr., Director


BY:   /s/ Eustace Frederick                                      Date: March 16, 1999
    ----------------------------------------                           --------------
Eustace Frederick, Director


BY:   /s/ Robert M. Jones, Jr                                    Date: March 16, 1999
    ----------------------------------------                           --------------
Robert M. Jones, Jr., M.D., Director


BY: ________________________________________                     Date: ______________
Harold L. Miller, Jr., Director


BY: ________________________________________                     Date:_______________
C. E. Richner, Director


BY: /s/ Byron K. Satterfield                                     Date: March 16, 1999
    ----------------------------------------                           --------------
Byron K. Satterfield, Director

BY: ______________________________________                  Date:_______________
John C. Shott, Director


BY:   /s/ Scott H. Shott                                    Date: March 16, 1999
    --------------------------------------                        --------------
Scott H. Shott, Director


BY:   /s/ Walter L. Sowers                                  Date: March 16, 1999
    --------------------------------------                        --------------
Walter L. Sowers, Director


BY:   /s/ J. Brookins Taylor, M. D.                         Date: March 16, 1999
    --------------------------------------                        --------------
J. Brookins Taylor, M. D., Director


BY:   /s/ Frank W. Wilkinson                                Date: March 16, 1999
    --------------------------------------                        --------------
Frank W. Wilkinson, Director