Form 10-Q
period 1999-03-31
POCAHONTAS BANKSHARES CORP
filed 1999-05-11
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1999

                                       or

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

                          Yes    X      No
                             ---------    -----


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of May 11, 1999, was 2,000,000 shares.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

                                     INDEX



                                                                                         Page

PART I.  FINANCIAL INFORMATION

       Financial Statements

          Consolidated Statements of Financial Condition..........................         3

          Consolidated Statements of Income and Comprehensive Income..............         4

          Consolidated Statements of Cash Flows...................................         5

          Consolidated Statements of Changes in Stockholders' Equity..............         6

     Notes to Consolidated Financial Statements...................................     6 - 8

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................     8 - 9

PART II.  OTHER INFORMATION

     Exhibits and Reports on Form 8-K.............................................        10

     SIGNATURES...................................................................        10


The total number of pages of the Form 10-Q Quarterly Report is ten (10) pages.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



          (Dollars in thousands, except per share data)                       March 31,        December 31,
                                                                                 1999              1998
ASSETS                                                                       (Unaudited)         (Audited)
                                                                         -----------------    -----------------
Cash and due from banks                                                    $        11,111      $        10,473
Interest-bearing balances with banks                                                 7,058                3,275
Securities available for sale:  (cost approximated $54,326 at
          March 31, 1999, and $45,493 at December 31, 1998)                         54,384               45,951
Securities held to maturity:  (market value approximated $10,982 at
          March 31, 1999 and $14,086 at  December 31, 1998)                         10,907               13,957
Federal Home Loan Bank and Federal Reserve Bank Stock                                1,028                1,028
Federal funds sold                                                                   8,000                4,000
Loans                                                                              200,749              202,214
     Less allowance for loan losses                                                  2,533                2,533
                                                                             -------------        -------------
Net loans                                                                          198,216              199,681
Premises and equipment                                                               9,050                9,199
Real estate owned other than bank premises                                             686                  678
Other assets                                                                         4,891                4,650
Goodwill and other intangible assets                                                 1,653                1,687
                                                                             -------------        -------------
     TOTAL ASSETS                                                          $       306,984      $       294,579
                                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                   $        28,669      $        27,847
     Interest-bearing                                                              229,971              223,881
                                                                             -------------        -------------
          Total deposits                                                           258,640              251,728
Federal funds purchased and securities sold under
     agreements to repurchase                                                       17,132               12,612
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                    902                  434
Other liabilities                                                                    1,758                1,302
                                                                             -------------        -------------
     TOTAL LIABILITIES                                                             278,432              266,076
                                                                             -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                2,500
Paid-in capital                                                                        785                  785
Retained earnings                                                                   25,240               24,924
Accumulated other comprehensive income                                                  27                  294
                                                                             -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     28,552               28,503
                                                                             -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       306,984      $       294,579
                                                                             =============        =============


See accompanying notes to consolidated financial statements

                        POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME


       (Unaudited)                                                   Three Months Ended
                                                                         March 31,
                                                                     ------------------
                                                       (Dollars in thousands, except per share data)

INTEREST INCOME                                                    1999                 1998
                                                             ---------------        -------------
Interest and fees on loans                                   $         4,378        $        4,533
Interest on balances with banks                                           66                    17
Interest and dividends from securities available for sale:
     Taxable                                                            757                    580
Interest and dividends from securities held to maturity:
     Taxable                                                             65                    141
     Tax-exempt                                                          87                     77
Interest on federal funds sold                                           90                     43
                                                              -------------          -------------
     TOTAL INTEREST INCOME                                            5,443                  5,391

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                           311                    280
Interest on other deposits                                            1,962                  1,857
Interest on federal funds purchased and
 securities sold under agreements to repurchase                         133                    142
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                            12                     22
                                                              -------------          -------------
     TOTAL INTEREST EXPENSE                                           2,418                  2,301
                                                              -------------          -------------
Net interest income                                                   3,025                  3,090
Provision for loan losses                                                45                    188
                                                              -------------          -------------
Net interest income after provision for loan losses                   2,980                  2,902

NONINTEREST INCOME
Income from fiduciary activities                                        225                    180
Other operating income                                                  391                    365
Securities losses                                                        --                    (14)
                                                              -------------          -------------
     TOTAL NONINTEREST INCOME                                           616                    531

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                          1,211                  1,139
Furniture and equipment expense                                         369                    303
Other noninterest expense                                               893                    861
                                                              -------------          -------------
     TOTAL NONINTEREST EXPENSE                                        2,473                  2,303
                                                              -------------          -------------

Income before income taxes                                            1,123                  1,130
Provision for income taxes                                              407                    405
NET INCOME                                                              716                    725
                                                              -------------          -------------

Other comprehensive income (loss), net of tax                          (267)                     4
                                                              -------------          -------------
COMPREHENSIVE INCOME                                        $           449          $         729
                                                              =============          =============

NET INCOME PER COMMON SHARE:
     Basic                                                  $          0.36          $        0.36
     Diluted                                                $          0.36          $        0.36
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                        2,000,000              2,000,000
     Diluted                                                      2,005,675              2,000,000


See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)                                                                       Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                             1999                1998
                                                                         ------------------    -------------
Net income                                                               $           716       $         725
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                        45                 188
     Depreciation and amortization                                                   218                 159
     Securities losses                                                                --                  14
     Net investment amortization and accretion                                        49                  26
     (Increase) decrease in interest receivable and other assets                    (222)                 89
     Increase in interest payable and other liabilities                              539                 814
                                                                           -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,345               2,015

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in federal funds sold                                           (4,000)             (3,300)
     Purchases of securities held to maturity                                         --              (1,380)
     Purchases of securities available for sale                                  (15,018)             (4,004)
     Proceeds from maturities and calls of securities held to                      3,026               5,063
      maturity
     Proceeds from maturities and calls of securities available for                6,161               2,220
      sale
     Proceeds from sales of securities available for sale                             --                 883
     Net (increase) decrease in loans                                              1,442                (280)
     Acquisition of fixed assets                                                     (35)               (368)
                                                                           -------------       -------------
NET CASH USED BY INVESTING ACTIVITIES                                             (8,424)             (1,166)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand and savings deposits                                   3,333               3,603
     Net increase (decrease) in time deposits                                      3,579              (1,128)
     Net increase in short-term borrowings                                         4,988                 799
     Cash dividends paid                                                            (400)               (300)
                                                                           -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         11,500               2,974
                                                                           -------------       -------------
NET INCREASE IN CASH AND DUE FROM BANKS                                            4,421               3,823
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                           13,748              10,896
                                                                           -------------       -------------
CASH AND CASH EQUIVALENTS AT MARCH 31,                                     $      18,169       $      14,719
                                                                           =============       =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                              $       2,254       $       2,178
     Income taxes                                                                    135                 130


See accompanying notes to consolidated financial statements

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY


                                      (Unaudited)                              Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                                (Dollars in thousands)
                                                                               1999                 1998
                                                                         -------------         -------------
BALANCE, JANUARY 1,                                                      $      28,503         $      26,589
Net income                                                                         716                   725
Cash dividends declared - $0.20 per share in 1999
   and $0.15 per share in 1998                                                     400                   300
Other comprehensive income (loss), net of tax                                     (267)                    4
                                                                         -------------         -------------
BALANCE, MARCH 31,                                                       $      28,552         $      27,018
                                                                         =============         =============

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the three-month period ended March 31, 1999, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - EARNINGS PER SHARE


The following table reconciles the numerator and denominator of the basic and diluted computations for income from continuing operations for the three-month period ended March 31, 1999:

                                              For the three months ended March 31, 1999
                                             -------------------------------------------
                                                Income          Shares        Per-Share
                                              (Numerator)    (Denominator)     Amount
                                             -------------  ---------------  -----------
Basic EPS
   Income available to
     common shareholders                         $716,000        2,000,000         $0.36
                                                                             ===========

Diluted EPS
   Effect of dilutive securities--
   Stock options                                        0            5,675
                                                 --------        ---------

   Income available to common
     shareholders and assumed conversions        $716,000        2,005,675         $0.36
                                                 ========        =========   ===========

For periods ending prior to July 1, 1998, there were no adjustments to either the numerator or denominator for the purpose of calculating diluted earnings per share as the Corporation had no dilutive securities.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 March 31, 1999

NOTE C - OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three-month periods ended March 31, 1999 and 1998 is as follows:

                                                                          1999     1998
                                                                         -------  ------
Unrealized holding gains (losses) arising during the period               $(400)  $ (21)
Reclassification adjustment for (gains) losses included in net income        --      19
                                                                          -----   -----
Other comprehensive income (loss) before tax                               (400)     (2)
Income tax benefit related to other comprehensive income (loss)             133       6
                                                                          -----   -----
Other comprehensive income (loss)                                         $(267)  $   4
                                                                          =====   =====

NOTE D - COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 1999, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 111 months. At March 31, 1999, options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of March 31, 1999, no options had been exercised under the Officer Plan.

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the three months ended March 31, 1999, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 111 months. At March 31, 1999, options for 10,000 shares of common stock were reserved for future issuance for the Director Plan. As of March 31, 1999, no options had been exercised under the Director Plan.

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


                                    3 Months Ended
                                    March 31, 1999
                                    --------------
                              As Reported  Pro Forma
                              -----------  ---------
     Net income               $   716,000  $ 712,000
                              ===========  =========

     Net income per share     $      0.36  $    0.36
                              ===========  =========


                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 March 31, 1999


NOTE D - COMPENSATION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1998 grants; 8% dividend yield; expected volatility of 3.31%; risk-free interest rate of 5.46%; and expected life of six years for directors and seven years for officers.



NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of March 31, 1999 and 1998.

                                                  1999                                1998
                            --------------------------------------   -------------------------------------
                                      Combined Capital                         Combined Capital
Entity                      Tier 1   (Tier 1 and Tier 2)  Leverage   Tier 1   (Tier 1 and Tier 2)  Leverage

Consolidated..............   12.84%        14.05%            8.94%   13.06%         14.26%           8.85%
First Century Bank, N.A...   12.56%        13.78%            8.63%   12.74%         13.93%           9.43%
First Century Bank........   12.90%        14.07%            9.61%   13.02%         14.27%           9.04%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the first quarter of 1999 net income decreased $9,000 or 1.2% from $725,000 earned during the first three months of 1998, to $716,000 earned during the same period in 1999. Net interest income for the period ended March 31, 1999 decreased $65,000 or 2.1% to $3.03 million as compared to $3.09 million for the first three months of 1998. Compared to the fourth quarter of 1998, net interest income decreased 3.1% from $3.12 million. Noninterest income increased $85,000 or 16.0% to $616,000 for the period ended March 31, 1999, compared to $531,000 for the same period in 1998. Noninterest income decreased $169,000 compared to the fourth quarter of 1998 level of $785,000, primarily attributable to a decrease in income from fiduciary activities of $125,000. Noninterest expense increased 7.4% to $2.47 million at March 31, 1999, compared to $2.30 million at March 31, 1998. This was a decrease of 3.7% when compared to the fourth quarter of 1998 level of $2.57 million. On a per share basis, earnings per common share through the periods ended March 31, 1999 and March 31, 1998, were $0.36, compared to $0.40 per share for the fourth quarter of 1998. This reflected an annualized return on average assets of 0.95% and an annualized return on average equity of 10.01% for the period ended March 31, 1999.

The trend in earnings through the first quarter of 1999 reflects loans repricing more rapidly than deposits due to the rapid decline in interest rates experienced in the fourth quarter of 1998. Additionally, maturities of higher yielding investments during the first quarter of 1999 resulted in additional weakness in the net interest margin. Management is committed to improving the earnings and financial condition of the Corporation. Various strategies for lending and deposit gathering are in effect to maximize the performance under various interest rate scenarios and economic conditions. Management believes that controlled growth and cost management will provide for the long-term financial strength of the Corporation.

                       POCAHONTAS BANKSHARES CORPORATION
                                AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                                 March 31, 1999

Management continues to work toward enhancing shareholder value. During the second quarter of 1999, the two affiliate subsidiaries of the Corporation will be combined into one operating subsidiary, First Century Bank, NA. This will result in cost savings from the elimination of duplicate systems required to process two banks. Additionally, First Century Bank, NA will complete the acquisition of the Hinton, West Virginia branch of City National Bank of West Virginia during the second quarter of 1999. This transaction will add approximately $60 million in deposits and approximately $40 million in loans to the Corporation.

Total assets increased $12.4 million from December 31, 1998 to March 31, 1999. Total assets at March 31, 1999 were approximately $307 million as compared to approximately $295 million at December 31, 1998. The loan portfolio decreased slightly during this three-month period, to approximately $201 million. The investment portfolio increased approximately $5.4 million, or 8.8%, during this same period. In the current interest rate environment, short-term investments were allowed to accumulate in anticipation of increasing loan demand, as well as, liquidity concerns surrounding the Year 2000 (Y2K) problem. Total deposits increased by $6.9 million to $258.6 million at March 31, 1999 from $251.7 million at December 31, 1998. The increase in deposits was primarily in the interest-bearing category. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

The Year 2000 (Y2K) problem continues to be a major focus of the financial services industry. The Corporation has been working diligently on this problem for many months. A member of senior management is directing this effort. Internal reviews of all software and hardware have now been completed. Internal test and contingency plans have been developed for all mission critical applications and testing on these systems has been completed as of December 31, 1998. Additionally, the Corporation's subsidiary banks are undergoing quarterly reviews by their primary regulators. Management is very focused on its efforts to provide for minimal disruptions to its operations as a result of this problem. The total cost associated with the corporation's plan to be Year 2000 compliant, a significant portion of which is consulting fees of $2,000 per month, is not expected to be material to the Corporation's financial position.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, normal business activities. However, management believes a significant risk to the Corporation is in the efforts of its loan customers to become Y2K compliant. Failure to do so could result in a customer's inability to repay its contractual loan obligations, the Corporation's largest asset. Additionally, as was previously mentioned, another significant risk to the Corporation is in the public perception of the soundness of the banking system and the fear that may result in significantly reduced levels of deposits in banks. The Corporation is continuing its undertaking to inform and assist key customers in their Y2K compliance efforts. Also, an educational program including brochures and seminars for customers is ongoing. By helping its customers understand the significance of Year 2000, and the ongoing preparations by the Corporation, management believes it will further reduce the Corporation's exposure to loss.

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

 (Registrant)                     Pocahontas Bankshares Corporation
                                  ---------------------------------

                                  By:      /s/ J. Ronald Hypes
                                     -------------------------
                                  J. Ronald Hypes, Treasurer
                                  (Principal Accounting and Financial Officer)

                                  Date:     May 11, 1999
                                       ----------------------