Form 10-Q
period 1999-06-30
FIRST CENTURY BANKSHARES INC
filed 1999-08-13
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 1999

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

    For the transition period from____________________to____________________


                        Commission file number: 0-11671


                         FIRST CENTURY BANKSHARES, INC.
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

                          Yes    X      No
                             ---------    ----------


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of August 11, 1999, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Financial Statements

           Consolidated Statements of Financial Condition..............       3

           Consolidated Statements of Income and Comprehensive Income..       4

           Consolidated Statements of Cash Flows.......................       5

           Consolidated Statements of Changes in Stockholders' Equity..       6

         Notes to Consolidated Financial Statements....................   6 - 9

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  9 - 10

PART II.  OTHER INFORMATION

         Submission of Matters to a Vote of Security Holders...........      11

         Exhibits and Reports on Form 8-K..............................      11

         SIGNATURES....................................................      11

The total number of pages of the Form 10-Q Quarterly Report is eleven (11) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)                         June 30,          December 31,
                                                                                 1999                 1998
                                                                              (Unaudited)          (Audited)
                                                                         -----------------     -----------------
ASSETS
Cash and due from banks                                                    $        13,351       $        10,473
Interest-bearing balances with banks                                                 3,035                 3,275
Securities available for sale:  (cost approximated $70,926 at
          June 30, 1999, and $45,493 at December 31, 1998)                          70,015                45,951
Securities held to maturity:  (market value approximated $10,557 at
          June 30, 1999 and $14,086 at  December 31, 1998)                          10,692                13,957
Federal Home Loan Bank and Federal Reserve Bank Stock                                1,132                 1,028
Federal funds sold                                                                   6,600                 4,000
Loans                                                                              243,079               202,214
     Less allowance for loan losses                                                  3,030                 2,533
                                                                             -------------         -------------
Net loans                                                                          240,049               199,681
Premises and equipment                                                              10,758                 9,199
Real estate owned other than bank premises                                             753                   678
Other assets                                                                         5,638                 4,650
Goodwill and other intangible assets                                                 6,300                 1,687
                                                                             -------------         -------------
     TOTAL ASSETS                                                          $       368,323       $       294,579
                                                                             =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                   $        36,170       $        27,847
     Interest-bearing                                                              285,153               223,881
                                                                             -------------         -------------
          Total deposits                                                           321,323               251,728
Federal funds purchased and securities sold under
     agreements to repurchase                                                       13,703                12,612
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                  2,952                   434
Other liabilities                                                                    1,959                 1,302
                                                                             -------------         -------------
     TOTAL LIABILITIES                                                             339,937               266,076
                                                                             -------------         -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                 2,500
Paid-in capital                                                                        785                   785
Retained earnings                                                                   25,722                24,924
Accumulated other comprehensive income                                                (621)                  294
                                                                             -------------         -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     28,386                28,503
                                                                             -------------         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       368,323       $       294,579
                                                                             =============         =============

See accompanying notes to consolidated financial statements

                          FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
          (Unaudited)                                       Three Months Ended                        Six Months Ended
                                                                 June 30,                                 June 30,
                                                            ------------------                        ----------------
                                                                  (Dollars in thousands, except per share data)
                                                         1999                 1998                  1999                  1998
                                                    ------------         -------------        -------------         -------------
INTEREST INCOME
Interest and fees on loans                            $     4,634           $     4,735          $     9,012            $    9,268
Interest on balances with banks                                66                    45                  132                    62
Interest and dividends from securities available
  for sale:
     Taxable                                                  887                   645                1,644                 1,225
Interest and dividends from securities held to
  maturity:
     Taxable                                                   55                    97                  120                   238
     Tax-exempt                                                98                    82                  185                   159
Interest on federal funds sold                                105                   127                  195                   170
                                                     ------------         -------------        -------------         -------------
     TOTAL INTEREST INCOME                                  5,845                 5,731               11,288                11,122

INTEREST EXPENSE
Interest on time certificates of $100,000 or more             334                   321                  645                   601
Interest on other deposits                                  2,100                 2,034                4,062                 3,891
Interest on federal funds purchased and
     securities sold under agreements to repurchase           127                   146                  260                   288
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                  14                    17                   26                    39
                                                     ------------         -------------        -------------         -------------
     TOTAL INTEREST EXPENSE                                 2,575                 2,518                4,993                 4,819
                                                     ------------         -------------        -------------         -------------
Net interest income                                         3,270                 3,213                6,295                 6,303
Provision for loan losses                                     120                   133                  165                   321
                                                     ------------         -------------        -------------         -------------
Net interest income after provision for loan losses         3,150                 3,080                6,130                 5,982

NONINTEREST INCOME
Income from fiduciary activities                              300                   330                  525                   510
Other operating income                                        459                   409                  850                   774
Securities losses                                              --                    --                   --                   (14)
                                                     ------------         -------------        -------------         -------------
     TOTAL NONINTEREST INCOME                                 759                   739                1,375                 1,270

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                1,246                 1,181                2,457                 2,320
Premises and equipment expense                                382                   326                  751                   629
Other noninterest expense                                     928                   958                1,821                 1,819
                                                     ------------         -------------        -------------         -------------
     TOTAL NONINTEREST EXPENSE                              2,556                 2,465                5,029                 4,768
                                                     ------------         -------------        -------------         -------------

Income before income taxes                                  1,353                 1,354                2,476                 2,484
Provision for income taxes                                    471                   490                  878                   895
                                                     ------------         -------------        -------------         -------------
NET INCOME                                                    882                   864                1,598                 1,589
                                                     ------------         -------------        -------------         -------------

Other comprehensive income (loss), net of tax                (648)                   23                 (915)                   27
                                                     ------------         -------------        -------------         -------------
COMPREHENSIVE INCOME                                  $       234           $       887          $       683            $    1,616
                                                     ============         =============        =============         =============

NET INCOME PER COMMON SHARE:
     Basic                                            $      0.44           $      0.43          $      0.80            $     0.79
     Diluted                                          $      0.44           $      0.43          $      0.80            $     0.79
AVERAGE SHARES OUTSTANDING:
     Basic                                              2,000,000             2,000,000            2,000,000             2,000,000
     Diluted                                            2,001,954             2,000,000            2,003,815             2,000,000

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                      ----------------
                                                                   (Dollars in thousands)
                                                                     1999             1998
                                                                   -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 1,598          $ 1,589
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         165              321
     Depreciation and amortization                                     444              354
     Securities losses                                                  --               14
     Net investment amortization and accretion                         100               63
     (Increase) decrease in interest receivable and other assets    (1,019)            (279)
     Increase in interest payable and other liabilities                442              616
                                                                   -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,730            2,678

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in federal funds sold                             (2,600)          (6,600)
     Purchases of securities held to maturity                       (1,158)          (1,430)
     Purchases of securities available for sale                    (35,995)         (10,003)
     Purchases of Federal Home Loan Bank Stock                         (37)              --
     Purchases of Federal Reserve Bank Stock                           (68)              --
     Proceeds from maturities and calls of securities held to
      maturity                                                       4,380            5,739
     Proceeds from maturities and calls of securities available
      for sale                                                      10,504            3,274
     Proceeds from sales of securities available for sale               --              883
     Net increase in loans                                          (1,054)          (5,272)
     Net cash received from branch acquisition                      14,727            8,510
     Acquisition of fixed assets                                      (237)            (638)
                                                                   -------          -------
NET CASH USED BY INVESTING ACTIVITIES                              (11,538)          (5,537)
                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand and savings deposits                     4,833            6,896
     Net increase in time deposits                                   4,804            1,664
     Net increase in short-term borrowings                           3,609            5,120
     Cash dividends paid                                              (800)            (600)
                                                                   -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           12,446           13,080
                                                                   -------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,638           10,221
CASH AND CASH EQUIVALENTS AT JANUARY 1,                             13,748           10,896
                                                                   -------          -------
CASH AND CASH EQUIVALENTS AT JUNE 30,                              $16,386          $21,117
                                                                   =======          =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                      $ 4,732          $ 4,508
     Income taxes                                                      988              929

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
          (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                         -----------------------------------
                                                                              (Dollars in thousands)
                                                                               1999                 1998
                                                                         -------------         -------------
BALANCE, JANUARY 1,                                                            $28,503               $26,589
Net income                                                                       1,598                 1,589
Cash dividends declared - $0.40 per share in 1999
   and $0.30 per share in 1998                                                     800                   600
Other comprehensive income (loss), net of tax                                     (915)                   27
                                                                         -------------         -------------
BALANCE, JUNE 30,                                                              $28,386               $27,605
                                                                         =============         =============

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the six-month period ended June 30, 1999, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B  OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three and six-month periods ended June 30, 1999 and 1998 is as follows:

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                       -----------------------------        -----------------------------
                                                                           (Dollars in thousands)
                                                            1999              1998               1999              1998
                                                       -----------        ----------        -----------        ----------
Unrealized holding gains (losses) arising during            $ (971)             $ 36           $ (1,371)             $ 15
 the period
Reclassification adjustment for losses
     included in net income                                     --                --                 --                19
                                                            ------            ------           --------             -----
Other comprehensive income (loss) before tax                  (971)               36             (1,371)               34
Income tax (expense) benefit related to other
     comprehensive income (loss)                               323               (13)               456                (7)
Other comprehensive income (loss)                           $ (648)             $ 23           $   (915)             $ 27
                                                            ======             =====           ========             =====

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 1999

NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 1999:

                                           For the three months ended June 30, 1999
                                          ------------------------------------------
                                              Income          Shares      Per-Share
                                           (Numerator)    (Denominator)     Amount
                                          --------------  --------------  ----------
Basic EPS
 Income available to
  common shareholders                        $  882,000       2,000,000        $0.44
                                                                          ==========

 Effect of dilutive securities -
 Stock options                                        0           1,954
                                             ----------       ---------

Diluted EPS
 Income available to common
  shareholders and assumed conversions       $  882,000       2,001,954        $0.44
                                             ==========       =========   ==========

                                            For the six months ended June 30, 1999
                                            ----------------------------------------
                                             Income          Shares       Per-Share
                                           (Numerator)    (Denominator)     Amount
                                          -------------   -------------   ----------
Basic EPS
 Income available to
  common shareholders                        $1,598,000       2,000,000        $0.80
                                                                          ==========

 Effect of dilutive securities -
 Stock options                                        0           3,815
                                             ----------       ---------

Diluted EPS
 Income available to common
  shareholders and assumed conversions       $1,598,000       2,003,815        $0.80
                                             ==========       =========   ==========

For periods ending prior to July 1, 1998, there were no adjustments to either the numerator or denominator for the purpose of calculating diluted earnings per share as the Corporation had no dilutive securities.


NOTE D  COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 1999, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 108 months. At June 30, 1999, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of June 30, 1999, no options had been exercised under the Officer Plan.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 1999


NOTE D - COMPENSATION PLANS (Continued)

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the six months ended June 30, 1999, no options were granted under the Director Plan.
The weighted average remaining contractual life of currently outstanding options is 108 months. At June 30, 1999, 20,000 options were outstanding and options for 10,000 shares of common stock were reserved for future issuance for the Director Plan. As of June 30, 1999, no options had been exercised under the Director Plan.

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

                                     3 Months Ended June 30, 1999  6 Months Ended June 30, 1999
                                     ----------------------------  ----------------------------
                                      As Reported     Pro Forma     As Reported     Pro Forma
                                     --------------  ------------  -------------  -------------

     Net income                            $882,000      $878,000     $1,598,000     $1,590,000
                                           ========      ========     ==========     ==========

     Net income per share - basic          $   0.44      $   0.44     $     0.80     $     0.80
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

NOTE E - BRANCH ACQUISITION

Effective June 11, 1999, First Century Bank, N.A., the sole subsidiary of the Corporation completed the acquisition of the Hinton, West Virginia branch of City National Bank of West Virginia. The transaction was accounted for as a purchase; accordingly, operating results of the Hinton Branch have been included in the consolidated financial statements since the date of acquisition. The purchase price was based on a premium on deposits of 8.4% and was allocated based on preliminary estimates of fair value. The allocation of the purchase price was as follows:

     Cash                                       $14,727
     Net loans                                   39,337
     Premises and equipment                       1,620
     Interest receivable and other assets           160
     Goodwill                                     4,681
                                                -------
          Total assets acquired                 $60,525
                                                =======

     Deposits                                   $59,958
     Interest payable and other liabilities         567
                                                -------
          Total liabilities assumed             $60,525
                                                =======

Goodwill established from this acquisition is being amortized over an estimated useful life of 15 years.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 1999


NOTE F - REGULATORY CAPITAL REQUIREMENTS

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

                                                  1999                                     1998
                            --------------------------------------   ---------------------------------------
                                      Combined Capital                         Combined Capital
Entity                      Tier 1   (Tier 1 and Tier 2)  Leverage   Tier 1   (Tier 1 and Tier 2)  Leverage

Consolidated..............    9.21%         10.44%         7.20%     11.99%          13.16%         8.88%
First Century Bank, N.A...    9.07%         10.31%         7.07%     11.62%          12.79%         8.43%
First Century Bank........     ---            ---           ---      12.22%          13.42%         9.36%

NOTE G - NEW ACCOUNTING PRONOUNCEMENT

In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 makes SFAS No. 133 effective for all fiscal quarters beginning after June 15, 2000.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the second quarter of 1999 net income increased $18,000 or 2.1% from the $864,000 earned during the second three months of 1998, to $882,000 earned during the same period in 1999. This improvement was primarily the result of increases in the interest margin of $57,000, or 1.8%, and in noninterest income of $20,000, or 2.7%. The increase in noninterest income was primarily attributable to an increase in other operating income of approximately $50,000. Additionally, the provision for loan losses decreased $13,000, or 9.8%, all attributed to a reduction in net charge-offs for the quarter. These improvements were offset by an increase in noninterest expenses of $91,000, or 3.7%. Earnings per share for the second quarter of 1999 were $0.44 compared to $0.43 per share for the second quarter of 1998.

When compared to the first quarter of 1999, net income increased $166,000, from $716,000 for the quarter ended March 31, 1999, to $882,000 for the quarter ended June 30, 1999. This was attributable to increases in the interest margin of $245,000, or 8.1%, and in noninterest income of $143,000, or 23.2%. These increases were offset by an increase in the provision for loan losses of $75,000, along with an increase in noninterest expenses of $83,000 when compared with the first quarter of 1999. Earnings per share increased $0.08 per share from $0.36 per share for the quarter ended March 31, 1999, to $0.44 per share for the quarter ended June 30, 1999.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                                 June 30, 1999

Net income was $1,598,000 for the first six months of 1999 which was an increase of $9,000, or less than 1%, over the 1998 level of $1,589,000. The interest margin remained essentially unchanged, reflecting the declining loan demand in the Corporation's primary markets and the deployment of funds in the investment portfolio. Noninterest income increased $105,000, or 8.3%. All components of noninterest income improved, reflecting enhanced pricing strategies for the Corporation's products and services. Noninterest expenses increased $261,000, or 5.5%, to $5,029,000 for the six months ended June 30, 1999, from $4,768,000 for the same period in 1998. This increase is reflected in the additional cost of personnel due to expanding markets and additional costs of technology and facilities.

Earnings per share for the six-month period ended June 30, 1999 were $0.80 compared to $0.79 per share for 1998. The Corporation's performance through June 30, 1999 reflects an annualized return on average assets of 1.01% and a return on average equity of 11.16%.

Total assets at June 30, 1999 were $368.3 million as compared to $294.6 million at December 31, 1998. Total assets increased approximately $73.7 million from December 31, 1998 to June 30, 1999. Approximately $60.5 million of this growth was the result of the completion of an acquisition of the Hinton, West Virginia branch of City National Bank of West Virginia, during the second quarter of 1999. This acquisition was accounted for as a purchase by the Corporation. The purchase price was based on an 8.4% deposit premium that resulted in approximately $4.7 million in goodwill reflected in the Corporation's Consolidated Statements of Financial Condition. Refer to Note E for a further description of this transaction. The loan portfolio grew during this six-month period to $243.1 million or an increase of $40.9 million or 20.2%.
Approximately $39.8 million of the increase was attributable to loans that were acquired with the Hinton Branch. The investment portfolio increased approximately $20.9 million, or 34.3%, during the first six months of 1999 as liquidity from the Hinton Branch acquisition was deployed in the available-for-sale portfolio until such time as it was needed for new loans. As previously discussed, total deposits increased approximately $69.6 million during the first half of 1999, with most of this increase occurring in the interest-bearing category.

The Year 2000 (Y2K) problem continues to be a major focus of the financial services industry. The Corporation has been working diligently on this problem for many months. A member of senior management is directing this effort. Internal reviews of all software and hardware have now been completed. Internal test and contingency plans have been developed for all mission critical applications and testing on these systems has been completed as of December 31, 1998. Contingency plans for other areas deemed not to be mission critical have been developed. Additionally, the Corporation's subsidiary bank is undergoing quarterly reviews by its primary regulator. Management is very focused on its efforts to provide for minimal disruptions to its operations as a result of this problem. The total cost associated with the corporation's plan to be Year 2000 compliant, a significant portion of which is consulting fees of $2,000 per month, is not expected to be material to the Corporation's financial position.

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

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 20, 1999. Total outstanding shares were 2,000,000 at April 20, 1999. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fourteen (14) nominees for director to serve for a term of one year.

Nominee                       Shares For  Shares Against  Abstentions
----------------------------  ----------  --------------  -----------
Paul Cole, Jr.                 1,752,894          22,940           --
Eustace Frederick              1,751,370          24,464           --
B. L. Jackson, Jr.             1,755,486          20,348           --
Robert M. Jones, Jr., M.D.     1,758,190          17,644           --
Harold L. Miller               1,749,142          26,692           --
Charles A. Peters              1,755,486          20,348           --
C. E. Richner                  1,748,990          26,844           --
Byron K. Satterfield           1,758,186          17,648           --
John H. Shott                  1,755,590          20,244           --
Scott H. Shott                 1,748,994          26,840           --
Walter L. Sowers               1,758,190          17,644           --
J. Brookins Taylor, M.D.       1,754,990          20,844           --
Frank W. Wilkinson             1,758,186          17,648           --
R. W. Wilkinson                1,758,186          17,648           --

(2) To approve an amendment to the Corporation's Articles of Incorporation changing the Corporation's name from Pocahontas Bankshares Corporation to First Century Bankshares, Inc. Shares for: 1,756,869; Shares against:
     18,309; Abstentions:  657.

(3) To ratify the selection of PricewaterhouseCoopers, LLP to serve as independent auditors for the registrant for the year ending December 31, 1999. Shares for: 1,775,330; Shares against: 0; Abstentions: 504.



Item 6 - Exhibits and Reports on Form 8-K.

          (a.) Exhibit 27 - Financial Data Schedule

          (b.) None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 (Registrant)                     First Century Bankshares, Inc.
                                  ------------------------------

                              By:      /s/ J. Ronald Hypes
                                 ----------------------------------
                              J. Ronald Hypes, Treasurer
                              (Principal Accounting and Financial Officer)

                              Date:     August 11, 1999
                                   -------------------------