Form 10-Q
period 1999-09-30
FIRST CENTURY BANKSHARES INC
filed 1999-11-12
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

  For the transition period from                    to
                                 ------------------    --------------------

                        Commission file number: 0-11671


                         FIRST CENTURY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

           West Virginia                                  55-0628089
           -------------                                  ----------
  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)

   500 Federal Street, Bluefield, WV                        24701
   ---------------------------------                        -----
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (304) 325-8181
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


                          Yes   X          No
                              -----           -----

 The number of shares outstanding of the registrant's $1.25 par value common stock, as of October 11, 1999, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX

                                                                      Page

PART I.  FINANCIAL INFORMATION

  Financial Statements

     Consolidated Statements of Financial Condition..............        3

     Consolidated Statements of Income and Comprehensive Income..        4

     Consolidated Statements of Cash Flows.......................        5

     Consolidated Statements of Changes in Stockholders' Equity..        6

  Notes to Consolidated Financial Statements.....................    6 - 9

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations....................................  10 - 11

PART II.  OTHER INFORMATION

  Exhibits and Reports on Form 8-K...............................       11

  SIGNATURES.......................................................     11


The total number of pages of the Form 10-Q Quarterly Report is eleven (11) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)

                                                                                September 30,         December 31,
                                                                                    1999                  1998
ASSETS                                                                           (Unaudited)            (Audited)
                                                                             -----------------     -----------------
Cash and due from banks                                                           $ 15,316              $ 10,473
Interest-bearing balances with banks                                                 5,012                 3,275
Securities available for sale:  (cost approximated $73,579 at
          September 30, 1999, and $45,493 at December 31, 1998)                     72,783                45,951
Securities held to maturity:  (market value approximated $10,218 at
          September 30, 1999 and $14,086 at  December 31, 1998)                     10,362                13,957
Federal Home Loan Bank and Federal Reserve Bank Stock                                1,132                 1,028
Federal funds sold                                                                   8,000                 4,000
Loans                                                                              242,375               202,214
     Less allowance for loan losses                                                  3,030                 2,533
                                                                                  --------              --------
Net loans                                                                          239,345               199,681
Premises and equipment                                                              10,740                 9,199
Real estate owned other than bank premises                                             849                   678
Other assets                                                                         5,741                 4,650
Goodwill and other intangible assets                                                 6,186                 1,687
                                                                                  --------              --------
     TOTAL ASSETS                                                                 $375,466              $294,579
                                                                                  ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                          $ 36,055              $ 27,847
     Interest-bearing                                                              288,535               223,881
                                                                                  --------              --------
          Total deposits                                                           324,590               251,728
Federal funds purchased and securities sold under
     agreements to repurchase                                                       15,246                12,612
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                  4,364                   434
Other liabilities                                                                    2,289                 1,302
                                                                                  --------              --------
     TOTAL LIABILITIES                                                             346,489               266,076
                                                                                  --------              --------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                 2,500
Paid-in capital                                                                        785                   785
Retained earnings                                                                   26,240                24,924
Accumulated other comprehensive income                                                (548)                  294
                                                                                  --------              --------
     TOTAL STOCKHOLDERS' EQUITY                                                     28,977                28,503
                                                                                  --------              --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $375,466              $294,579
                                                                                  ========              ========

See accompanying notes to consolidated financial statements

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
          (Unaudited)

                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                            September 30,
                                                             ------------------                        -----------------
                                                                   (Dollars in thousands, except per share data)
INTEREST INCOME                                           1999                1998                  1999                  1998
                                                     ------------        -------------        -------------         -------------
Interest and fees on loans                             $    5,360           $    4,814           $   14,372            $   14,082
Interest on balances with banks                                64                   76                  196                   138
Interest and dividends from securities
  available for sale:
     Taxable                                                1,109                  665                2,753                 1,890
Interest and dividends from securities
  held to maturity:
     Taxable                                                   19                   90                  139                   328
     Tax-exempt                                               102                   93                  287                   252
Interest on federal funds sold                                 90                  115                  285                   285
                                                       ----------           ----------           ----------            ----------
     TOTAL INTEREST INCOME                                  6,744                5,853               18,032                16,975

INTEREST EXPENSE
Interest on time certificates of
  $100,000 or more                                            405                  335                1,050                   936
Interest on other deposits                                  2,491                2,084                6,553                 5,975
Interest on federal funds purchased and
  securities sold under agreements to
  repurchase                                                  127                  167                  387                   455
Interest on demand notes to U. S. Treasury
  and other liabilities for borrowed money                     21                   21                   47                    60
                                                       ----------           ----------           ----------            ----------
     TOTAL INTEREST EXPENSE                                 3,044                2,607                8,037                 7,426
                                                       ----------           ----------           ----------            ----------
Net interest income                                         3,700                3,246                9,995                 9,549
Provision for loan losses                                      83                  124                  248                   445
                                                       ----------           ----------           ----------            ----------
Net interest income after provision for
  loan losses                                               3,617                3,122                9,747                 9,104

NONINTEREST INCOME
Income from fiduciary activities                              250                  230                  775                   740
Other operating income                                        538                  419                1,388                 1,193
Securities losses                                               -                    -                    -                   (14)
                                                       ----------           ----------           ----------            ----------
     TOTAL NONINTEREST INCOME                                 788                  649                2,163                 1,919

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                1,405                1,181                3,862                 3,501
Premises and equipment expense                                428                  372                1,179                 1,001
Other noninterest expense                                   1,181                  928                3,002                 2,747
                                                       ----------           ----------           ----------            ----------
     TOTAL NONINTEREST EXPENSE                              3,014                2,481                8,043                 7,249
                                                       ----------           ----------           ----------            ----------
Income before income taxes                                  1,391                1,290                3,867                 3,774
Provision for income taxes                                    473                  470                1,351                 1,365
                                                       ----------           ----------           ----------            ----------
NET INCOME                                                    918                  820                2,516                 2,409
                                                       ----------           ----------           ----------            ----------
Other comprehensive income (loss), net of tax                  73                  300                 (842)                  327
                                                       ----------           ----------           ----------            ----------
COMPREHENSIVE INCOME                                   $      991           $    1,120           $    1,674            $    2,736
                                                       ==========           ==========           ==========            ==========

NET INCOME PER COMMON SHARE:
     Basic                                             $     0.46           $     0.41           $     1.26            $     1.20
     Diluted                                           $     0.46           $     0.41           $     1.26            $     1.20
AVERAGE SHARES OUTSTANDING:
     Basic                                              2,000,000            2,000,000            2,000,000             2,000,000
     Diluted                                            2,000,000            2,001,794            2,001,907             2,000,598

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                  -----------------
                                                                               (Dollars in thousands)
                                                                              1999                 1998
                                                                            --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $       2,516         $       2,409
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                     248                   445
     Depreciation and amortization                                                 770                   560
     Securities losses                                                              --                    14
     Net investment amortization and accretion                                     148                   102
     (Increase) decrease in interest receivable and other assets                (1,108)                  301
     Increase in interest payable and other liabilities                            532                   531
                                                                         -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        3,106                 4,362
                                                                         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in federal funds sold                                         (4,000)               (2,600)
     Purchases of securities held to maturity                                   (1,158)               (2,580)
     Purchases of securities available for sale                                (45,917)              (16,428)
     Purchases of Federal Home Loan Bank Stock                                     (37)                   --
     Purchases of Federal Reserve Bank Stock                                       (68)                   --
     Proceeds from maturities and calls of securities held to
      maturity                                                                   4,693                 6,940
     Proceeds from maturities and calls of securities available for
      sale                                                                      17,743                 7,315
     Proceeds from sales of securities available for sale                           --                   883
     Net (increase) decrease in loans                                             (448)                  394
     Net cash received from branch acquisition                                  14,727                 8,510
     Acquisition of fixed assets                                                  (329)                 (729)
                                                                         -------------         -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               (14,794)                1,705
                                                                         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand and savings deposits                                 7,335                 3,880
     Net increase (decrease) in time deposits                                    5,569                  (948)
     Net increase (decrease) in short-term borrowings                            6,564                (4,576)
     Cash dividends paid                                                        (1,200)               (1,000)
                                                                         -------------         -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                18,268                (2,644)
                                                                         -------------         -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        6,580                 3,423
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                         13,748                10,896
                                                                         -------------         -------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                               $      20,328         $      14,319
                                                                         =============         =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                            $       7,220         $       7,001
     Income taxes                                                                1,343                 1,420

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
          (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                         -----------------------------------
                                                                                (Dollars in thousands)
                                                                              1999                 1998
                                                                         -------------         -------------
BALANCE, JANUARY 1,                                                            $28,503               $26,589
Net income                                                                       2,516                 2,409
Cash dividends declared - $0.60 per share in 1999
   and $0.50 per share in 1998                                                   1,200                 1,000
Other comprehensive income (loss), net of tax                                     (842)                  327
                                                                               -------               -------
BALANCE, SEPTEMBER 30,                                                         $28,977               $28,325
                                                                               =======               =======

See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the nine-month period ended September 30, 1999, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three and nine-month periods ended September 30, 1999 and 1998 is as follows:

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                            --------------------                  -----------------
                                                                             (Dollars in thousands)
                                                            1999              1998              1999              1998
                                                        ----------        ----------         ----------        ----------
Unrealized holding gains (losses) arising during              $115             $ 453            $(1,256)            $ 468
 the period
Reclassification adjustment for losses
 included in net income                                         --                --                 --                19
                                                              ----             -----            -------             -----
Other comprehensive income (loss) before tax                   115               453             (1,256)              487
Income tax (expense) benefit related to other
 comprehensive income (loss)                                   (42)             (153)               414              (160)
                                                              ----             -----            -------             -----
Other comprehensive income (loss)                             $ 73             $ 300            $  (842)            $ 327
                                                              ====             =====            =======             =====

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 1999

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and nine-month periods ended September 30, 1999 and 1998:

                                                   For the three months ended September 30,
                                 ----------------------------------------------------------------------------
                                                  1999                                   1998
                                 -------------------------------------  -------------------------------------
                                   Income        Shares      Per-Share    Income        Shares      Per-Share
                                 (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                 -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS
 Income available to
  common shareholders             $918,000      2,000,000       $0.46    $820,000      2,000,000       $0.41
                                                                =====                                  =====
 Effect of dilutive securities -
 Stock options                           0              0                       0          1,794
                                  --------      ---------                --------      ---------
Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                     $918,000      2,000,000       $0.46    $820,000      2,001,794       $0.41
                                  ========      =========       =====    ========      =========       =====

                                                   For the nine months ended September 30,
                                 ----------------------------------------------------------------------------
                                                  1999                                   1998
                                 -------------------------------------  -------------------------------------
                                   Income        Shares      Per-Share    Income        Shares      Per-Share
                                 (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                 -----------  -------------  ---------  -----------  -------------  ---------
Basic EPS
 Income available to
  common shareholders            $2,516,000      2,000,000     $1.26     $2,409,000     2,000,000     $1.20
                                                               =====                                  =====
 Effect of dilutive securities -
 Stock options                            0          1,907                        0           598
                                 ----------      ---------               ----------     ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                    $2,516,000      2,001,907     $1.26     $2,409,000     2,001,794     $1.20
                                 ==========      =========     =====     ==========     =========     =====

NOTE D - COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the nine months ended September 30, 1999, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 105 months. At September 30, 1999, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of September 30, 1999, no options had been exercised under the Officer Plan.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 1999

NOTE D - COMPENSATION PLANS (Continued)

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the nine months ended September 30, 1999, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 105 months. At September 30, 1999, 18,000 options were outstanding and options for 12,000 shares of common stock were reserved for future issuance for the Director Plan. As of September 30, 1999, no options had been exercised under the Director Plan and 2,000 options had expired unexercised.

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


                                            Three Months Ended September 30,
                                   --------------------------------------------------
                                             1999                      1998
                                   ------------------------  ------------------------
                                   As Reported   Pro Forma   As Reported   Pro Forma
                                   -----------  -----------  -----------  -----------

Net income                          $  918,000   $  914,000   $  820,000   $  793,000
                                    ==========   ==========   ==========   ==========

Net income per share - basic        $     0.46   $     0.46   $     0.41   $     0.40
                                    ==========   ==========   ==========   ==========

                                            Nine Months Ended September 30,
                                   --------------------------------------------------
                                             1999                      1998
                                   ------------------------  ------------------------
                                   As Reported   Pro Forma   As Reported   Pro Forma
                                   -----------  -----------  -----------  -----------

Net income                          $2,516,000   $2,504,000   $2,409,000   $2,382,000
                                    ==========   ==========   ==========   ==========

Net income per share - basic        $     1.26   $     1.26   $     1.20   $     1.19
                                    ==========   ==========   ==========   ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1998 grants; 8% dividend yield; expected volatility of 3.31%; risk-free interest rate of 5.46%; and expected life of six years for directors and seven years for officers.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 1999


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

NOTE F - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 3% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of September 30, 1999 and 1998.

                                             1999                                     1998
                            --------------------------------------   --------------------------------------
                                      Combined Capital                         Combined Capital
Entity                      Tier 1   (Tier 1 and Tier 2)  Leverage   Tier 1   (Tier 1 and Tier 2)  Leverage
Consolidated..............    9.39%        10.62%          6.41%     12.78%          14.02%         8.84%
First Century Bank, N.A...    9.26%        10.48%          6.30%     12.39%          13.62%         8.48%
First Century Bank........     ---           ---            ---      13.18%          14.43%         9.60%

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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               September 30, 1999

During the third quarter of 1999 net income increased $98,000 or 12.0% from the $820,000 earned during the third quarter of 1998, to $918,000 earned during the same period in 1999. This improvement was primarily the result of increases in the interest margin of $454,000, or 14.0%, and in noninterest income of $139,000, or 21.4%. The increase in noninterest income was primarily attributable to an increase in other operating income of approximately $119,000. Additionally, the provision for loan losses decreased $41,000, or 33.1%, primarily due to a successful recovery effort of a previously charged-off commercial loan. These improvements were offset by an increase in noninterest expenses of $533,000, or 21.5%. Earnings per share for the third quarter of 1999 were $0.46 compared to $0.41 per share for the third quarter of 1998.

When compared to the second quarter of 1999, net income increased $36,000, from $882,000 for the quarter ended June 30, 1999, to $918,000 for the quarter ended September 30, 1999. This was attributable to increases in the interest margin of $430,000, or 13.1%, and in noninterest income of $29,000, or 3.8%. These increases were offset by an increase in noninterest expenses of $458,000, or 17.9%, when compared with the second quarter of 1999. Earnings per share increased $0.02 per share from $0.44 per share for the quarter ended June 30, 1999, to $0.46 per share for the quarter ended September 30, 1999. The increases in the interest margin and noninterest expenses during the third quarter of 1999 reflect the first complete quarter of operations following the acquisition of the Hinton, West Virginia branch.

The improved performance during the third quarter enhanced the earnings for the nine-month period ended September 30, 1999. Net income was $2,516,000 for the first nine months of 1999 which was an increase of $107,000, or 4.4%, over the 1998 earnings of $2,409,000. The interest margin increased $446,000, or 4.7%, as a result of the additional earning assets from the Hinton Branch acquisition. The interest margin still reflects the declining loan demand in the Corporation's primary markets and the deployment of funds in the investment portfolio. Noninterest income increased $244,000, or 12.7%. All components of noninterest income improved, reflecting enhanced pricing strategies for the Corporation's products and services. Noninterest expenses increased $794,000, or 11.0%, to $8,043,000 for the nine months ended September 30, 1999, from $7,249,000 for the same period in 1998. This increase is reflected in the additional cost of personnel due to expanding markets and additional costs of technology and facilities.

Earnings per share for the nine-month period ended September 30, 1999 were $1.26 compared to $1.20 per share for 1998. The Corporation's performance through September 30, 1999 reflects an annualized return on average assets of 1.00% and a return on average equity of 11.69%.

Total assets at September 30, 1999 were $375.5 million as compared to $294.6 million at December 31, 1998. Total assets increased approximately $80.9 million, or 27.46%. Approximately $60.3 million of this growth was the result of the completion of an acquisition of the Hinton, West Virginia branch of City National Bank of West Virginia, during the third quarter of 1999. This acquisition was accounted for as a purchase by the Corporation. The purchase price was based on an 8.4% deposit premium that resulted in approximately $4.7 million in goodwill reflected in the Corporation's Consolidated Statements of Financial Condition. Refer to Note E for a further description of this transaction. The loan portfolio grew during this nine-month period to $242.4 million or an increase of $40.2 million or 19.9%. Approximately $39.8 million of the increase was attributable to loans that were acquired in the Hinton Branch acquisition. The investment portfolio increased approximately $23.3 million, or 38.3%, during the first nine months of 1999 as liquidity from the Hinton Branch acquisition was invested in the available-for-sale portfolio until such time as it could be redeployed in loans. Total deposits increased approximately $72.9 million during the first nine months of 1999, with $60.5 million of this increase attributable to the Hinton Branch acquisition. Additional increases in deposits occurred due to the deposit reallocation by customers of a failed financial institution within the Corporation's market, along with normal internal growth. Deposit increases occurred in both the interest-bearing and noninterest-bearing categories.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

The Year 2000 (Y2K) problem continues to be a major focus of the financial services industry. The Corporation has been working diligently on this problem for many months. A member of senior management is directing this effort. Internal reviews of all software and hardware have now been completed. Internal test and contingency plans have been developed for all mission critical applications and testing on these systems has been completed as of December 31, 1998. Contingency plans for other areas deemed not to be mission critical have been developed and tested. Additionally, the Corporation's subsidiary bank is undergoing quarterly reviews by its primary regulator. Management is very focused on its efforts to provide for minimal disruptions to its operations as a result of this problem. Management estimates that total Year 2000 project costs will be approximately $80,000, with $60,000 having been spent through September 30, 1999 including $10,000 in the third quarter of 1999 and $30,000 through the first nine months of the year. The remaining Year 2000 project costs are not expected to have a material impact on Wachovia's results of operations, liquidity or capital resources.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, normal business activities. The corporation believes the actions it is taking should reduce the risks posed by Year 2000 challenges to its own systems. Management recognizes, however, that unforeseen circumstances could arise both within its own systems and with the systems of external entities and can give no assurances that, if such circumstances arose, they would not adversely affect Year 2000 compliance efforts. Management believes a significant risk to the Corporation is in the efforts of its loan customers to become Y2K compliant. Failure to do so could result in a customer's inability to repay its contractual loan obligations, the Corporation's largest asset. In order to assess this risk, the Corporation has surveyed borrowers who may have an exposure to Y2K and attempted to assess the borrowers readiness plans.

Additionally, as was previously mentioned, another significant risk to the Corporation is in the public perception of the soundness of the banking system and the fear that may result in significantly reduced levels of deposits in banks. The Corporation is continuing its undertaking to inform and assist key customers in their Y2K compliance efforts. The Corporation has planned for the potential impact on liquidity by providing various resources to meet customer's demands. Also, an educational program including brochures and seminars for customers is ongoing. By helping its customers understand the significance of Year 2000, and the ongoing preparations by the Corporation, management believes it will further reduce the Corporation's exposure to loss.


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

 (Registrant)                     First Century Bankshares, Inc.
                                  ------------------------------

                              By:       /s/ J. Ronald Hypes
                                 ----------------------------------
                                     J. Ronald Hypes, Treasurer
                                     (Principal Accounting and
                                         Financial Officer)

                              Date:     November 11, 1999
                                   ---------------------------