Form 10-K
period 1999-12-31
FIRST CENTURY BANKSHARES INC
filed 2000-03-27
CIK 723594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549
                                   FORM 10-K
                                   ---------

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the fiscal year ended December 31,1999

                                        OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) or the Securities
    Exchange Act of 1934

      For the transition period from              to
                                     --------------  -------------

                        Commission file number: 0-11671


                        FIRST CENTURY BANKSHARES, INC.
--------------------------------------------------------------------------------
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

        First Century Bankshares, Inc.: $1.25 Par Value - Common Stock
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000 was $21,895,331 and the number of shares outstanding of the registrant's common stock was 2,000,000
                                       .
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the annual shareholders report for the fiscal year ended
         December 31, 1999 are incorporated by reference into Part II.

   Portions of the proxy statement for the annual shareholders meeting to be held April 18, 2000, are incorporated by reference into Part III.

         Total number of pages, including cover page and exhibits - 65

                        FIRST CENTURY BANKSHARES, INC.
                         1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                    PART I

        ITEM 1.  BUSINESS.............................................  3
        ITEM 2.  PROPERTIES...........................................  5
        ITEM 3.  LEGAL PROCEEDINGS....................................  5
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..  5

                                    PART II
        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS................................  5
        ITEM 6.  SELECTED FINANCIAL DATA............................  6
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS................  6
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........  6
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE................  6

                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..  6
        ITEM 11.  EXECUTIVE COMPENSATION..............................  7
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT......................................  7
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......  7

                                    PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K.............................  7 - 8
        SIGNATURES.................................................... 9 - 10

                                     PART I
ITEM 1.  BUSINESS

FIRST CENTURY BANKSHARES, INC.

   First Century Bankshares, Inc. ("Corporation" or "Registrant"), formerly Pocahontas Bankshares Corporation, was organized under the laws of West Virginia in 1983 at the direction of the Board of Directors of The First National Bank of Bluefield ("Bluefield"). On March 1, 1984, the effective date of the corporate reorganization, the shareholders of Bluefield became the shareholders of the Corporation, and Bluefield became a wholly-owned subsidiary of the Corporation. On March 11, 1988, the Registrant acquired control of the Bank of Oceana, Oceana, WV ("Oceana"). On May 24, 1991, the Registrant formed First Century Bank, Roanoke, Virginia. During 1993, the main office of First Century Bank was redesignated to Wytheville, Virginia. Effective November 28, 1994, the merger of Bank of Oceana into The First National Bank of Bluefield was completed and the name of the resulting entity was changed to First Century Bank, National Association ("FCBNA"), with its main office in Bluefield, West Virginia. Effective May 7, 1999, First Century Bank was merged into FCBNA. Substantially, all of the operations of the Corporation are carried on through FCBNA which is the Registrant's only subsidiary. The officers and directors of the Corporation, who are also officers and directors of FCBNA, receive their entire compensation from FCBNA. The Corporation's executive offices are located at 500 Federal Street, Bluefield, West Virginia.

   The Registrant's principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary bank. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant's 1999 Annual Report to the Stockholders attached as Exhibit 13 to this report.

FIRST CENTURY BANK, N.A.

   First Century Bank, N.A., a national banking association, was organized and chartered in 1891 as The First National Bank of Bluefield, under the laws of the State of West Virginia and the National Bank Act. FCBNA offers customary banking services, including commercial, real estate, installment, and other loans; interest-bearing and non-interest bearing transaction accounts, savings and time deposit accounts including certificates and other deposit accounts, featuring various maturities and market rates; Individual Retirement Accounts; Visa and MasterCard services under an arrangement with a correspondent bank; safe deposit facilities; personal and corporate trust services; and various cash management services.

   During the second quarter of 1999, FCBNA completed the acquisition of the Hinton, West Virginia branch of City National Bank of West Virginia, Charleston, West Virginia. This banking office had approximately $60 million in deposits and was a natural market extension for the bank.

   In addition to the main office, FCBNA currently operates nine additional branches in Mercer, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 1999, FCBNA had 161 full-time employees and 14 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

COMPETITION

   Vigorous and intense competition exists in all areas where the Registrant and its subsidiary are engaged in business, generally from other banks located in southern West Virginia and southwestern Virginia. However, this competition is not only limited to other commercial banks. The subsidiary banks also compete for certain lines of business with savings and loan associations, mortgage companies, credit unions, consumer finance companies, leasing companies, insurance companies, mutual funds and brokerage firms. Significant competition also exists from state-wide and nation-wide bank holding companies located in West Virginia and Virginia, which have offices in the communities the Registrant serves. These institutions are larger in terms of capital, resources and personnel. This requires that the Registrant place a high emphasis on quality service, with a significant amount of personal attention, in order to effectively compete with these larger institutions. Management feels that this competitive environment will continue in the markets in which the Registrant currently operates.

FUTURE ACQUISITIONS AND EXPANSION

   The Registrant may from time to time consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the registrant will evaluate the potential of offering new financial services allowed under the Act.

SUPERVISION AND REGULATION

   The Corporation is under the jurisdiction of the United States Securities and Exchange Commission and the State of West Virginia's Secretary of State with respect to matters relating to the offer and sale of its securities and matters relating to reporting to such commissions and to its shareholders.

   The Corporation is a registered holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may
also conduct examinations of the Corporation and each subsidiary.   The Bank
Holding Company Act requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Pursuant to West Virginia law, the Corporation is authorized to acquire ownership or control of additional banks in the state of West Virginia, provided, this does not result in control of more than twenty percent (20%) of the total deposits of all depository institutions in the state of West Virginia. Acquisition of such additional banks would require approval from the Federal Reserve and the Commissioner of Banking of the State of West Virginia.

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

   FCBNA operates as a national banking association subject to examination by the Office of the Comptroller of the Currency (the "Comptroller"). The Comptroller regulates all areas of a national bank's operations, both commercial and trust, including loans, deposits, mergers, branches and payments of dividends.

   FCBNA, by means of its national charter, is also a member of the Federal Reserve System, and as such, is affected by the monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the reserve requirement for member banks, and changes in the discount rate for member bank borrowings.

   In view of the changing conditions in the national economy and the money markets, as well as, the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand of the business and earnings of the Corporation or its subsidiaries.

   FCBNA is also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major function of the FDIC with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of the depositors.

STATISTICAL DISCLOSURE

   The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 17 of the accompanying 1999 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K annual report as Exhibit 13.

ITEM 2.  PROPERTIES

   The executive offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. There are ten properties owned or leased by the subsidiary banks consisting of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries. Eight of these offices are owned and two are leased.

ITEM 3.  LEGAL PROCEEDINGS

   Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 1999.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   No established public market presently exists for the common stock of the Registrant. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

   Page 15 of the 1999 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in
Note 16 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant's common stock after the conclusion of each calendar quarter.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data required by this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of the Registrant's 1999 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 17 of the accompanying 1999 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management's discussion and analysis should be read in conjunction with the related financial statements and notes thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following financial statements and report of independent accountants for the years ended December 31, 1999, 1998, and 1997, which are included in the Corporation's 1999 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference:

   The report of independent accountants on page 41 of the Registrant's 1999 Annual Report to Stockholders reflects an unqualified opinion on the 1999 and 1998 consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, issued by PricewaterhouseCoopers, LLP, Charlotte, North Carolina, the Registrant's independent accountant for those years.

                                                     Reference to
                                                  1999 Annual Report
                                                  ------------------
Consolidated Statements of Financial Condition          Page 18
Consolidated Statements of Income
  and Comprehensive Income                              Page 19
Consolidated Statements of Cash Flows                   Page 20
Consolidated Statements of Changes
  in Stockholders' Equity                               Page 21
Notes to Consolidated Financial
  Statements                                       Pages 22 through 40
Report of Independent Accountants                       Page 41


   The supplementary financial information required by this item is set forth in
Note 17 of "Notes to Consolidated Financial Statements" on Page 39 of the Corporation's 1999 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 27, 2000 (which is not later than 120 days after December 31, 1999, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

   Management remuneration has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 27, 2000, (which is not later than 120 days after December 31, 1999, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 27, 2000, (which is not later than 120 days after December 31, 1999, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain relationships and related transactions has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the commission on or about March 27, 2000, (which is not later than 120 days after December 31, 1999, the close of the fiscal year of Registrant): and is incorporated herein by reference to such proxy statement.


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

(b)  Reports on Form 8-K.
      No Reports on Form 8-K were filed during the fourth quarter of 1999.

(c)  Exhibits

   3.  Articles of incorporation and bylaws.

       Articles of amendment to articles of incorporation and restated articles of incorporation changing the name of the Corporation from Pocahontas Bankshares Corporation to First Century Bankshares, Inc. (Bylaws were previously filed in a Registration Statement on Form S-14, Registration No. 2-85126, and are incorporated herein by reference.)

   10. Material Contracts
       a. Sample agreement pertaining to a split-dollar life insurance arrangement between FCBNA and Messrs. Wilkinson, Satterfield, Kennett and Albert.

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

          DATE:     March 23, 2000
                    -------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:       /s/ B. L. Jackson                            Date: March 21, 2000
   ---------------------------------------------------       --------------
B. L. Jackson, Jr., Chairman of the Board and Director


BY:      /s/ R. W. Wilkinson                           Date: March 21, 2000
   ---------------------------------------------------       --------------
R. W. Wilkinson, President & Chief Executive Officer & Director
 (Principal Executive Officer)


BY:      /s/ Charles A. Peters                         Date: March 21, 2000
   ---------------------------------------------------       --------------
Charles A. Peters, Secretary and Director


BY:      /s/ Paul Cole, Jr.                            Date: March 21, 2000
   ---------------------------------------------------       --------------
Paul Cole, Jr., Director


BY:      /s/ Eustace Frederick                         Date: March 21, 2000
   ---------------------------------------------------       --------------
Eustace Frederick, Director


BY:                                                    Date:
   ---------------------------------------------------       --------------
Robert M. Jones, Jr., M.D., Director


BY:                                                    Date:
   ---------------------------------------------------       --------------
Harold L. Miller, Jr., Director


BY:                                                    Date:
   ---------------------------------------------------       --------------
C. E. Richner, Director


BY:       /s/ Byron K. Satterfield                     Date: March 21, 2000
   ---------------------------------------------------       --------------
Byron K. Satterfield, Director

BY:      /s/ John H. Shott                             Date: March 21, 2000
   ---------------------------------------------------       --------------
John H. Shott, Director


BY:      /s/ Scott H. Shott                            Date: March 21, 2000
   ---------------------------------------------------       --------------
Scott H. Shott, Director


BY:     /s/ Walter L. Sowers                           Date: March 21, 2000
   ---------------------------------------------------       --------------
Walter L. Sowers, Director


BY:     /s/ J. Brookins Taylor, M. D.                  Date: March 21, 2000
   ---------------------------------------------------       --------------
J. Brookins Taylor, M. D., Director


BY:      /s/ Frank W. Wilkinson                        Date: March 21, 2000
   ---------------------------------------------------       --------------
Frank W. Wilkinson, Director