Form 10-Q
period 2000-03-31
FIRST CENTURY BANKSHARES INC
filed 2000-05-12
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2000

                                       or

            [  ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of May 11, 2000, was 2,000,000 shares.

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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  (Dollars in thousands, except per share data)                                  March 31,          December 31,
                                                                                   2000                1999
                                                                               (Unaudited)           (Audited)
                                                                           -----------------     -----------------
ASSETS
Cash and due from banks                                                      $        12,124       $        15,372
Interest-bearing balances with banks                                                   2,368                 3,239
Federal funds sold                                                                     1,500                    --
Securities available for sale:  (cost approximated $83,489 at
  March 31, 2000, and $76,224 at December 31, 1999)                                   81,405                74,521
Securities held to maturity:  (market value approximated $9,292 at
  March 31, 2000 and $9,242 at  December 31, 1999)                                     9,526                 9,455
Federal Home Loan Bank and Federal Reserve Bank Stock                                  1,155                 1,155
Loans                                                                                239,388               243,977
 Less allowance for loan losses                                                        3,050                 3,050
                                                                               -------------         -------------
Net loans                                                                            236,338               240,927
Premises and equipment                                                                10,625                10,712
Real estate owned other than bank premises                                               133                   104
Other assets                                                                           6,663                 6,017
Goodwill and other intangible assets                                                   5,963                 6,076
                                                                               -------------         -------------
 TOTAL ASSETS                                                                $       367,800       $       367,578
                                                                               =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                         $        33,523       $        31,743
 Interest-bearing                                                                    287,996               288,152
                                                                               -------------         -------------
  Total deposits                                                                     321,519               319,895
Federal funds purchased and securities sold under
 agreements to repurchase                                                             14,524                13,918
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                                           26                 3,040
Other liabilities                                                                      2,556                 1,851
                                                                               -------------         -------------
 TOTAL LIABILITIES                                                                   338,625               338,704
                                                                               -------------         -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 10,000,000
 Shares issued and outstanding: 2,000,000                                              2,500                 2,500
Paid-in capital                                                                          785                   785
Retained earnings                                                                     27,293                26,740
Accumulated other comprehensive loss, net of tax                                      (1,403)               (1,151)
                                                                               -------------         -------------
 TOTAL STOCKHOLDERS' EQUITY                                                           29,175                28,874
                                                                               -------------         -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       367,800       $       367,578
                                                                               =============         =============

See accompanying notes to consolidated financial statements

                          FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)                                                            Three Months Ended
                                                                             March 31,
                                                                             --------
                                                           (Dollars in thousands, except per share data)

                                                                         2000               1999
                                                                 ------------------   ----------------
INTEREST INCOME
Interest and fees on loans                                       $         5,317       $         4,378
Interest on balances with banks                                               42                    66
Interest and dividends from securities
available for sale:
     Taxable                                                               1,270                   757
Interest and dividends from securities held to maturity:
     Taxable                                                                  21                    65
     Tax-exempt                                                              102                    87
Interest on federal funds sold                                                37                    90
                                                                   -------------         -------------
     TOTAL INTEREST INCOME                                                 6,789                 5,443

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                                443                   311
Interest on other deposits                                                 2,308                 1,962
Interest on federal funds purchased and securities
     sold under agreements to repurchase                                     160                   133
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                                  8                    12
                                                                   -------------         -------------
     TOTAL INTEREST EXPENSE                                                2,919                 2,418
                                                                   -------------         -------------
Net interest income                                                        3,870                 3,025
Provision for loan losses                                                    174                    45
                                                                   -------------         -------------
Net interest income after provision for loan losses                        3,696                 2,980

NONINTEREST INCOME
Income from fiduciary activities                                             300                   225
Other operating income                                                       459                   391
                                                                   -------------         -------------
     TOTAL NONINTEREST INCOME                                                759                   616

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                               1,485                 1,211
Furniture and equipment expense                                              411                   369
Other noninterest expense                                                  1,087                   893
                                                                   -------------         -------------
     TOTAL NONINTEREST EXPENSE                                             2,983                 2,473
                                                                   -------------         -------------

Income before income taxes                                                 1,472                 1,123
Provision for income taxes                                                   519                   407
                                                                   -------------         -------------
NET INCOME                                                                   953                   716
                                                                   -------------         -------------

Other comprehensive loss, net of tax                                        (252)                 (267)
                                                                   -------------         -------------
COMPREHENSIVE INCOME                                             $           701       $           449
                                                                   =============         =============

NET INCOME PER COMMON SHARE:
     Basic                                                       $          0.48       $          0.36
     Diluted                                                     $          0.48       $          0.36
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                             2,000,000             2,000,000
     Diluted                                                           2,000,000             2,005,675

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                            Three Months Ended
                                                                            March 31,
                                                                            --------
                                                                     (Dollars in thousands)
                                                                             2000                 1999
                                                                       ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $          953       $           716
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                    174                    45
     Depreciation and amortization                                                323                   218
     Net investment amortization and accretion                                      6                    49
     Increase in interest receivable and other assets                            (562)                 (222)
     Increase in interest payable and other liabilities                           616                   539
                                                                        -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,510                 1,345

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity                                    (103)                   --
     Purchases of securities available for sale                               (11,417)              (15,018)
     Proceeds from maturities and calls of securities held to                      19                 3,026
      maturity
     Proceeds from maturities and calls of securities available for             4,159                 6,161
      sale
     Net decrease in loans                                                      4,558                 1,442
     Acquisition of fixed assets                                                 (161)                  (35)
                                                                        -------------         -------------
NET CASH USED BY INVESTING ACTIVITIES                                          (2,945)               (4,424)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand and savings deposits                                1,352                 3,333
     Net increase in time deposits                                                272                 3,579
     Net (decrease) increase in short-term borrowings                          (2,408)                4,988
     Cash dividends paid                                                         (400)                 (400)
                                                                        -------------         -------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                               (1,184)               11,500
                                                                        -------------         -------------
Net (decrease) increase in cash and cash equivalents                           (2,619)                8,421
Cash and cash equivalents at January 1,                                        18,611                17,748
                                                                        -------------         -------------
Cash and cash equivalents at March 31,                                 $       15,992       $        26,169
                                                                        =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                          $        2,775       $         2,254
     Income taxes                                                                  --                   135

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
          (Unaudited)                                               Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                   (Dollars in thousands)
                                                                             2000                 1999
                                                                        --------------       ---------------
BALANCE, JANUARY 1,                                                    $        28,874       $        28,503
Net income                                                                         953                   716
Cash dividends declared - $0.20 per share in 2000 and 1999                         400                   400
Other comprehensive loss, net of tax                                              (252)                 (267)
                                                                         -------------         -------------
BALANCE, MARCH 31,                                                     $        29,175       $        28,552
                                                                         =============         =============

See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the three-month period ended March 31, 2000, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three-month periods ended March 31, 2000 and 1999 is as follows:


                                                                           2000     1999
                                                                          -----    -----
Unrealized holding gains (losses) arising during the period               $(380)   $(400)
Reclassification adjustment for (gains) losses included in net income        --       --
                                                                          -----    -----
Other comprehensive income (loss) before tax                               (380)    (400)
Income tax benefit related to other comprehensive income (loss)             128      133
                                                                          -----    -----
Other comprehensive income (loss)                                         $(252)   $(267)
                                                                          =====    =====

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three-month periods ended March 31, 2000 and 1999:


                                                           For the three months ended March 31,
                                                             2000                               1999
                                           -----------------------------------   ------------------------------------
                                            Income       Shares      Per-Share    Income        Shares     Per-Share
                                          (Numerator) (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                           ---------  ------------   ---------  ----------   ------------  ----------
Basic EPS
 Income available to
  common shareholders                     $  953,000   2,000,000   $     0.48   $  716,000     2,000,000    $     0.36
                                                                   ==========                               ==========
 Effect of dilutive securities -
 Stock options                                     0           0                         0         5,675
                                          ----------   ---------                ----------     ---------
Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                             $  953,000   2,000,000  $      0.48   $  716,000     2,005,675    $     0.36
                                          ==========   =========  ===========   ==========     =========    ==========


NOTE D - COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2000, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 99 months. At March 31, 2000, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of March 31, 2000, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2000, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 99 months. At March 31, 2000, 18,000 options were outstanding and options for 12,000 shares of common stock were reserved for future issuance for the Director Plan. As of March 31, 2000, no options had been exercised under the Director Plan.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000


NOTE D - COMPENSATION PLANS (Continued)

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

                                                Three Months Ended March 31,
                                        -----------------------------------------------
                                                  2000                  1999
                                        -----------------------  ----------------------
                                        As Reported   Pro Forma  As Reported  Pro Forma
                                        -----------   ---------  -----------  ---------

Net income                                $953,000     $949,000   $716,000   $712,000
                                          ========     ========   ========   ========

Net income per share - basic              $   0.48     $   0.47   $   0.36   $   0.36
                                          ========     ========   ========   ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1998 grants; 8% dividend yield; expected volatility of 3.31%; risk-free interest rate of 5.46%; and expected life of six years for directors and seven years for officers.


NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiary have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation as of March 31, 2000 and 1999.


                                           2000                                           1999
                            --------------------------------------------------------------------------------
                                      Combined Capital                              Combined Capital
 Entity                     Tier 1    (Tier 1 and Tier 2) Leverage   Tier 1    (Tier 1 and Tier 2) Leverage

Consolidated                  9.92%         11.15%         6.79%     12.84%            14.05%        8.94%
First Century Bank, N.A.      9.75%         10.99%         6.66%     12.56%            13.78%        8.63%
First Century Bank              --             --            --      12.90%            14.07%        9.61%

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000

NOTE F - NEW ACCOUNTING PRONOUNCEMENT

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities". As amended, SFAS No 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Based on its operations at March 31, 2000, management does not expect this standard to have a material effect on the Corporation's consolidated financial statements upon adoption.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 March 31, 2000

During the first quarter of 2000 net income increased $237,000 or 33.1% from $716,000 earned during the first three months of 1999, to $953,000 earned during the same period in 2000. Net interest income for the period ended March 31, 2000 increased $845,000 or 27.9% to $3.87 million as compared to $3.03 million for the first three months of 1999. Noninterest income increased $143,000 or 23.2% to $759,000 for the period ended March 31, 2000, compared to $616,000 for the same period in 1999. Noninterest expense increased 20.6% to $2.98 million at March 31, 2000, compared to $2.47 million at March 31, 1999. Excluding merger related charges for goodwill amortization, noninterest expenses from operations only increased 17.7%. The major contributor to the improvement in the Corporation's earnings from the first quarter of 1999 was the addition of the Hinton, West Virginia office during the second quarter of 1999.

Compared to the fourth quarter of 1999, net interest income increased 3.9% from $3.73 million to $3.87 million for the period ended March 31, 2000. Noninterest income decreased $270,000 to $759,000 for the period ended March 31, 2000 compared to $1,029,000 for the three-month period ended December 31, 1999. Approximately $150,000 of this decline was attributable to annual fees for fiduciary activities that are normally collected in December. Noninterest expense decreased 2.5% from $2.98 million for the period ended March 31, 2000, when compared to $3.06 million for the three-month period ended December 31, 1999. This was primarily attributable to 1999 year-end incentive compensation accruals for the Corporation's Executive Bonus Plan that were recognized in the fourth quarter of 1999.

On a per share basis, earnings per common share for period ended March 31, 2000 were $0.48, compared to $0.36 for the period ended March 31, 1999, and $0.45 for the three-month period ended December 31, 1999. This reflected an annualized return on average assets of 1.03% and an annualized return on average equity of 13.15% for the period ended March 31, 2000, compared to 0.95% and 10.01% for the period ended March 31, 1999.

The trend in earnings through the first quarter of 2000 reflects management's commitment to enhancing the performance of the Corporation through controlled expansion in markets surrounding the current service areas, as well as, working to improve operational efficiency throughout the organization. Management is committed to improving the earnings and financial condition of the Corporation. Various strategies for lending and deposit gathering are in effect to maximize the performance under various interest rate scenarios and economic conditions. Management believes that controlled growth and cost management will provide for the long-term financial strength of the Corporation.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Total assets increased $222,000 from December 31, 1999 to March 31, 2000. Total assets at March 31, 2000 were approximately $367.8 million as compared to approximately $367.6 million at December 31, 1999. The loan portfolio decreased 1.9% during this three-month period, to approximately $239.4 million. The investment portfolio increased approximately $6.9 million, or 8.2%, during this same period. During the first quarter of 2000, short-term investments that were accumulated in anticipation of liquidity concerns surrounding the Year 2000
(Y2K) problem were deployed into more profitable investments. Total deposits increased by $1.6 million to $321.5 million at March 31, 2000 from $319.9 million at December 31, 1999. The increase in deposits was primarily in the noninterest-bearing category. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

Management continued to monitor for Year 2000 (Y2K) problems during the first quarter of 2000. As a result of the extensive planning and preparation, the Corporation experienced no Y2K related problems with either its own internal systems or with its customers or vendors.


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

 (Registrant)                First Century Bankshares, Inc.
                             ------------------------------

                              By:      /s/ J. Ronald Hypes
                                 ----------------------------------
                              J. Ronald Hypes, Treasurer
                              (Principal Accounting and Financial Officer)

                              Date:    May 11, 2000
                                   ----------------------