Form 10-Q
period 2000-06-30
FIRST CENTURY BANKSHARES INC
filed 2000-08-11
CIK 723594

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.,  20549


                                  FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 2000

                                       or

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


 The number of shares outstanding of the registrant's $1.25 par value common stock, as of August 11, 2000, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION

  Financial Statements

     Consolidated Statements of Financial Condition..............             3

     Consolidated Statements of Income and Comprehensive Income..             4

     Consolidated Statements of Cash Flows.......................             5

     Consolidated Statements of Changes in Stockholders' Equity..             6

  Notes to Consolidated Financial Statements.....................         6 - 9

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations........................................        9 - 10

PART II.  OTHER INFORMATION

  Submission of Matters to a Vote of Security Holders............            11

  Exhibits and Reports on Form 8-K...............................            11

  SIGNATURES.....................................................            11


The total number of pages of the Form 10-Q Quarterly Report is eleven (11) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                               June 30,             December 31,
                                                                                 2000                  1999
                                                                             (Unaudited)            (Audited)
                                                                          -----------------     -----------------
ASSETS
Cash and due from banks..................................................  $        13,851       $        15,372
Interest-bearing balances with banks.....................................               96                 3,239
Securities available for sale:  (cost approximated $82,270 at
   June 30, 2000, and $76,224 at December 31, 1999)......................           80,292                74,521
Securities held to maturity:  (market value approximated $10,273 at
   June 30, 2000 and $9,242 at  December 31, 1999).......................           10,423                 9,455
Federal Home Loan Bank and Federal Reserve Bank Stock....................            1,180                 1,155
Loans....................................................................          245,183               243,977
     Less allowance for loan losses......................................            3,180                 3,050
                                                                             -------------         -------------
Net loans................................................................          242,003               240,927
Premises and equipment...................................................           10,479                10,712
Real estate owned other than bank premises...............................              244                   104
Other assets.............................................................            6,753                 6,017
Goodwill and other intangible assets.....................................            5,851                 6,076
                                                                             -------------         -------------
     TOTAL ASSETS........................................................  $       371,172       $       367,578
                                                                             =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing.................................................  $        33,931       $        31,743
     Interest-bearing....................................................          283,891               288,152
                                                                             -------------         -------------
          Total deposits.................................................          317,822               319,895
Federal funds purchased and securities sold under
   agreements to repurchase..............................................           21,433                13,918
Demand notes to U. S. Treasury and other
   liabilities for borrowed money........................................               26                 3,040
Other liabilities........................................................            2,174                 1,851
                                                                             -------------         -------------
     TOTAL LIABILITIES...................................................          341,455               338,704
                                                                             -------------         -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000............................            2,500                 2,500
Paid-in capital..........................................................              785                   785
Retained earnings........................................................           27,765                26,740
Accumulated other comprehensive loss, net of tax.........................           (1,333)               (1,151)
                                                                             -------------         -------------
     TOTAL STOCKHOLDERS' EQUITY..........................................           29,717                28,874
                                                                             -------------         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................  $       371,172       $       367,578
                                                                             =============         =============

          See accompanying notes to consolidated financial statements

                          FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                          Three Months Ended                          Six Months Ended
                                                                June 30,                                    June 30,
                                                          ------------------                          ----------------
                                                         2000                  1999                  2000                  1999
                                                     ------------         -------------         -------------         -------------
                                                                      (Dollars in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans.......................    $      5,433         $       4,634         $      10,750         $       9,012
Interest on balances with banks..................              19                    66                    61                   132
Interest and dividends from securities
  available for sale:
     Taxable.....................................           1,369                   887                 2,639                 1,644
Interest and dividends from securities
  held to maturity:
     Taxable.....................................               5                    55                    26                   120
     Tax-exempt..................................              97                    98                   199                   185
Interest on federal funds sold...................              13                   105                    50                   195
                                                     ------------         -------------         -------------         -------------
     TOTAL INTEREST INCOME.......................           6,936                 5,845                13,725                11,288

INTEREST EXPENSE
Interest on time certificates of $100,000
  or more........................................             447                   334                   890                   645
Interest on other deposits.......................           2,311                 2,100                 4,619                 4,062
Interest on federal funds purchased and
  securities sold under agreements to
  repurchase.....................................             212                   127                   372                   260
Interest on demand notes to U. S. Treasury
  and other liabilities for borrowed money.......               1                    14                     9                    26
                                                     ------------         -------------         -------------         -------------
     TOTAL INTEREST EXPENSE......................           2,971                 2,575                 5,890                 4,993
                                                     ------------         -------------         -------------         -------------
Net interest income..............................           3,965                 3,270                 7,835                 6,295
Provision for loan losses........................             334                   120                   508                   165
                                                     ------------         -------------         -------------         -------------
Net interest income after provision for
  loan losses....................................           3,631                 3,150                 7,327                 6,130

NONINTEREST INCOME
Income from fiduciary activities.................             300                   300                   600                   525
Other operating income...........................             490                   459                   949                   850
Securities losses................................             (40)                    -                   (40)                    -
                                                     ------------         -------------         -------------         -------------
     TOTAL NONINTEREST INCOME....................             750                   759                 1,509                 1,375

NONINTEREST EXPENSE
Salaries, wages, and other employee
  benefits.......................................           1,481                 1,246                 2,966                 2,457
Premises and equipment expense...................             439                   382                   850                   751
Other noninterest expense........................           1,105                   928                 2,192                 1,821
                                                     ------------         -------------         -------------         -------------
     TOTAL NONINTEREST EXPENSE...................           3,025                 2,556                 6,008                 5,029
                                                     ------------         -------------         -------------         -------------
Income before income taxes.......................           1,356                 1,353                 2,828                 2,476
Provision for income taxes.......................             484                   471                 1,003                   878
                                                     ------------         -------------         -------------         -------------
NET INCOME.......................................             872                   882                 1,825                 1,598
                                                     ------------         -------------         -------------         -------------
Other comprehensive income (loss), net
  of tax.........................................              70                  (648)                 (182)                 (915)
                                                     ------------         -------------         -------------         -------------
COMPREHENSIVE INCOME.............................    $        942         $         234         $       1,643         $         683
                                                     ============         =============         =============         =============
NET INCOME PER COMMON SHARE:
     Basic.......................................    $       0.44         $        0.44         $        0.91         $        0.80
     Diluted.....................................    $       0.44         $        0.44         $        0.91         $        0.80
AVERAGE SHARES OUTSTANDING:
     Basic.......................................       2,000,000             2,000,000             2,000,000             2,000,000
     Diluted.....................................       2,000,000             2,001,954             2,000,000             2,003,815

See accompanying notes to consolidated financial statements

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   ----------------
                                                                                (Dollars in thousands)
                                                                               2000                 1999
                                                                         -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................   $       1,825          $       1,598
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses........................................             508                    165
     Depreciation and amortization....................................             648                    444
     Securities losses................................................              40                     --
     Net investment amortization and accretion........................               4                    100
     Increase in interest receivable and other assets.................            (777)                (1,019)
     Increase in interest payable and other liabilities...............             145                    442
                                                                         -------------          -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................           2,393                  1,730

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity.........................          (1,479)                (1,158)
     Purchases of securities available for sale.......................         (18,417)               (35,995)
     Purchases of Federal Home Loan Bank Stock........................             (25)                   (37)
     Purchases of Federal Reserve Bank Stock..........................              --                    (68)
     Proceeds from maturities and calls of securities held to
      maturity........................................................             487                  4,380
     Proceeds from maturities and calls of securities available for
      sale............................................................           7,385                 10,504
     Proceeds from sales of securities available for sale.............           4,967                     --
     Net increase in loans............................................          (1,348)                (1,054)
     Net cash received from branch acquisition........................              --                 14,727
     Acquisition of fixed assets......................................            (255)                  (237)
                                                                         -------------          -------------
NET CASH USED BY INVESTING ACTIVITIES.................................          (8,685)                (8,938)
                                                                         -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits...........          (2,517)                 4,833
     Net increase in time deposits....................................             444                  4,804
     Net increase in short-term borrowings............................           4,501                  3,609
     Cash dividends paid..............................................            (800)                  (800)
                                                                         -------------          -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............................           1,628                 12,446
                                                                         -------------          -------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS......................................................          (4,664)                 5,238
CASH AND CASH EQUIVALENTS AT JANUARY 1,...............................          18,611                 17,748
                                                                         -------------          -------------
CASH AND CASH EQUIVALENTS AT JUNE 30,.................................   $      13,947          $      22,986
                                                                         =============          =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest.........................................................   $       5,633          $       4,732
     Income taxes.....................................................           1,012                    988

See accompanying notes to consolidated financial statements

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                        --------
                                                  (Dollars in thousands)
                                                    2000           1999
                                                  -------        -------
BALANCE, JANUARY 1,.............................  $28,874        $28,503
Net income......................................    1,825          1,598
Cash dividends declared - $0.40 per
  share in 2000 and 1999........................      800            800
Other comprehensive income (loss), net of tax...     (182)          (915)
                                                  -------        -------
BALANCE, JUNE 30,...............................  $29,717        $28,386
                                                  =======        =======

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the six-month period ended June 30, 2000, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three and six-month periods ended June 30, 2000 and 1999 is as follows:

                                                                Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                               --------------------                  ----------------
                                                                                (Dollars in thousands)
                                                              2000             1999                2000             1999
                                                              ----             -----              -----           -------
Unrealized holding gains (losses) arising during
   the period........................................         $ 65             $(971)             $(315)          $(1,371)
Reclassification adjustment for losses
   included in net income............................           40                --                 40                --
                                                              ----             -----              -----           -------
Other comprehensive income (loss) before tax.........          105              (971)              (275)           (1,371)
Income tax (expense) benefit related to other
   comprehensive income (loss).......................          (35)              323                 93               456
                                                              ----             -----              -----           -------
Other comprehensive income (loss)....................         $ 70             $(648)             $(182)          $  (915)
                                                              ====             =====              =====           =======

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 2000


NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2000 and 1999:


                                                           For the three months ended June 30,
                                     --------------------------------------------------------------------------------
                                                        2000                                   1999
                                     ---------------------------------------    -------------------------------------
                                       Income          Shares      Per-Share      Income        Shares      Per-Share
                                     (Numerator)    (Denominator)   Amount      (Numerator)  (Denominator)    Amount
                                     -----------    -------------  ---------    -----------  -------------  ---------
Basic EPS
 Income available to
  common shareholders..............     $872,000      2,000,000       $0.44       $882,000      2,000,000      $0.44
                                                                      =====                                    =====
Effect of dilutive securities -
 Stock options.....................            0              0                          0          1,954
                                        --------      ---------                   --------      ---------
Diluted EPS
 Income available to common
  shareholders and assumed
  conversions......................     $918,000      2,000,000       $0.46       $882,000      2,001,954      $0.44
                                        ========      =========       =====       ========      =========      =====

                                                             For the six months ended June 30,
                                     --------------------------------------------------------------------------------
                                                        2000                                   1999
                                     ---------------------------------------    -------------------------------------
                                       Income          Shares      Per-Share      Income        Shares      Per-Share
                                     (Numerator)    (Denominator)   Amount      (Numerator)  (Denominator)    Amount
                                     -----------    -------------  ---------    -----------  -------------  ---------
Basic EPS
 Income available to
  common shareholders..............   $1,825,000      2,000,000       $0.91     $1,598,000      2,000,000      $0.80
                                                                      =====                                    =====

 Effect of dilutive securities -
 Stock options.....................            0              0                          0          3,815
                                        --------      ---------                   --------      ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions......................   $1,825,000      2,000,000       $0.91     $1,598,000      2,003,815      $0.80
                                      ==========      =========       =====     ==========      =========      =====

NOTE D - COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2000, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 96 months. At June 30, 2000, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of June 30, 2000, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 2000


NOTE D - COMPENSATION PLANS (Continued)

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2000, no options were granted under the Director Plan.
The weighted average remaining contractual life of currently outstanding options is 96 months. At June 30, 2000, 18,000 options were outstanding and options for 12,000 shares of common stock were reserved for future issuance for the Director Plan. As of June 30, 2000, no options had been exercised under the Director Plan.

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

                                            Three Months Ended June 30,
                                --------------------------------------------------
                                           2000                     1999
                                -----------------------   ------------------------
                                As Reported   Pro Forma   As Reported   Pro Forma
                                -----------   ----------  -----------   ----------
Net income.....................  $  872,000   $  868,000   $  882,000   $  878,000
                                 ==========   ==========   ==========   ==========
Net income per share - basic...  $     0.44   $     0.43   $     0.44   $     0.44
                                 ==========   ==========   ==========   ==========

                                             Six Months Ended June 30,
                                --------------------------------------------------
                                           2000                     1999
                                -----------------------   ------------------------
                                As Reported   Pro Forma   As Reported   Pro Forma
                                -----------   ----------  -----------   ----------
Net income.....................  $1,825,000   $1,817,000   $1,598,000   $1,590,000
                                 ==========   ==========   ==========   ==========
Net income per share - basic...  $     0.91   $     0.91   $     0.80   $     0.80
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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 2000


NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of June 30, 2000 and 1999.


                                               2000                                     1999
                             --------------------------------------   ---------------------------------------
                                         Combined Capital                         Combined Capital
        Entity               Tier 1    (Tier 1 and Tier 2) Leverage   Tier 1    (Tier 1 and Tier 2)  Leverage
Consolidated..............    9.88%           11.13%         6.89%     9.21%            10.44%        7.20%
First Century Bank, N.A...    9.72%           10.97%         6.76%     9.07%            10.31%        7.07%


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the second quarter of 2000 net income decreased $10,000 or 1.1% from the $882,000 earned during the second three months of 1999, to $872,000 earned during the same period in 2000. During the second quarter of 2000, the interest margin increased approximately $695,000, or 21.3%, primarily due to having a full quarter of operations with the addition of the Hinton, West Virginia office in late June 1999. However, this improvement was offset by an increase in the provision for loan losses of $214,000, or 178%. This increase included an addition to the allowance for loan losses of $150,000 due to deterioration in the past-due status of certain commercial loans. Also, there was an increase in noninterest expenses of $469,000, or 18.3%. This increase reflected the additional cost of personnel due to expanding markets and additional costs of technology and facilities. Earnings per share were $0.44 for both the second quarters of 2000 and 1999.

When compared to the first quarter of 2000, net income decreased $81,000, from $953,000 for the quarter ended March 31, 2000, to $872,000 for the quarter ended June 30, 2000. The net interest margin increased $95,000, or 2.5%. This increase was offset, as was previously mentioned, by an increase in the provision for loan losses of $130,000, along with an increase in noninterest expenses of $42,000 when compared with the first quarter of 2000. Earnings per share decreased $0.04 per share from $0.48 per share for the quarter ended March 31, 2000, to $0.44 per share for the quarter ended June 30, 2000.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                                 June 30, 2000


Net income was $1,825,000 for the first six months of 2000 which was an increase of $227,000, or 14.2%, over the 1999 level of $1,598,000. The interest margin increased $1,540,000, or 24.5%, from $6,295,000 for the period ended June 30, 1999 to $7,835,000 for the period ended June 30, 2000. This increase was attributable to a full six months of operations from the Hinton office in 2000, as well as the repricing that occurred in the loan portfolio as a result of the rising interest rate environment experienced through the first six months of 2000. Noninterest income, net of securities transactions increased $174,000, or 12.7%. All components of noninterest income improved, reflecting enhanced pricing strategies for the Corporation's products and services. Noninterest expenses increased $979,000, or 19.5%, to $6,008,000 for the six months ended June 30, 2000, from $5,029,000 for the same period in 1999. This included additional personnel expenses for the Hinton office, as well as, an additional $158,000 in goodwill amortization attributable to that acquisition.

Earnings per share for the six-month period ended June 30, 2000 were $0.91 compared to $0.80 per share for 1999. The Corporation's performance through June 30, 2000 reflects an annualized return on average assets of 0.99% and a return on average equity of 12.50%.

Total assets increased $3,594,000 from December 31, 1999 to June 30, 2000.
Total assets at June 30, 2000 were approximately $371.2 million as compared to approximately $367.6 million at December 31, 1999. The loan portfolio increased 0.5% during this six-month period, to approximately $245.2 million. The investment portfolio increased approximately $6.8 million, or 7.9%, during this same period. During the first quarter of 2000, short-term investments that were accumulated in anticipation of liquidity concerns surrounding the Year 2000
(Y2K) problem were deployed into more profitable investments. Total deposits decreased by $2.1 million to $317.8 million at June 30, 2000 from $319.9 million at December 31, 1999. The decrease in deposits was exclusively in the interest-bearing category. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 18, 2000. Total outstanding shares were 2,000,000 at April 18, 2000. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fourteen (14) nominees for director to serve for a term of one year.

Nominee                       Shares For  Shares Against  Abstentions
----------------------------  ----------  --------------  -----------
Paul Cole, Jr.                 1,464,816           1,548           --
Eustace Frederick              1,465,864             500           --
B. L. Jackson, Jr.             1,466,360               4           --
Robert M. Jones, Jr., M.D.     1,466,364              --           --
Marshall S. Miller             1,460,564           5,800           --
Charles A. Peters              1,466,360               4           --
C. E. Richner                  1,459,540           6,824           --
Byron K. Satterfield           1,466,360               4           --
John H. Shott                  1,466,364              --           --
Scott H. Shott                 1,466,364              --           --
Walter L. Sowers               1,466,364              --           --
J. Brookins Taylor, M.D.       1,465,616             748           --
Frank W. Wilkinson             1,466,116             248           --
R. W. Wilkinson                1,466,112             252           --

(2) To ratify the selection of PricewaterhouseCoopers, LLP to serve as independent auditors for the registrant for the year ending December 31, 2000. Shares for: 1,462,752; Shares against: 0; Abstentions: 3,612.


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

 (Registrant)               First Century Bankshares, Inc.
                            ------------------------------

                            By:      /s/ J. Ronald Hypes
                                 ----------------------------------
                                 J. Ronald Hypes, Treasurer
                                 (Principal Accounting and Financial Officer)

                            Date:     August 11, 2000
                                 -------------------------