Form 10-Q
period 2000-09-30
FIRST CENTURY BANKSHARES INC
filed 2000-11-13
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2000

                                       or

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

                          Yes   X      No
                             -------     -------


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of November 13, 2000, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX



                                                                                         Page
PART I.  FINANCIAL INFORMATION

         Financial Statements

          Consolidated Statements of Financial Condition...........................        3

          Consolidated Statements of Income and Comprehensive Income...............        4

          Consolidated Statements of Cash Flows....................................        5

          Consolidated Statements of Changes in Stockholders' Equity...............        6

     Notes to Consolidated Financial Statements....................................   6 - 10

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................  10 - 11

     Quantitative and Qualitative Disclosures about Market Risk....................       12

PART II.  OTHER INFORMATION

     Exhibits and Reports on Form 8-K..............................................       12

     SIGNATURES....................................................................       12



The total number of pages of the Form 10-Q Quarterly Report is twelve (12) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)



                                                                            September 30,         December 31,
                                                                                 2000                  1999
                                                                             (Unaudited)            (Audited)
                                                                         -----------------     -----------------
ASSETS
Cash and due from banks                                                    $        12,878       $        15,372
Interest-bearing balances with banks                                                11,001                 3,239
Securities available for sale:  (cost approximated $81,193 at
          September 30, 2000, and $76,224 at December 31, 1999)                     80,239                74,521
Securities held to maturity:  (market value approximated $10,313 at
          September 30, 2000 and $9,242 at  December 31, 1999)                      10,383                 9,455
Federal Home Loan Bank and Federal Reserve Bank Stock                                1,180                 1,155
Loans                                                                              242,440               243,977
     Less allowance for loan losses                                                  3,180                 3,050
                                                                             -------------         -------------
Net loans                                                                          239,260               240,927
Premises and equipment                                                              10,329                10,712
Real estate owned other than bank premises                                             490                   104
Other assets                                                                         6,732                 6,017
Goodwill and other intangible assets                                                 5,739                 6,076
                                                                             -------------         -------------
     TOTAL ASSETS                                                            $     378,231         $     367,578
                                                                             =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                     $      34,101       $        31,743
     Interest-bearing                                                              293,261               288,152
                                                                             -------------         -------------
          Total deposits                                                           327,362               319,895
Federal funds purchased and securities sold under
     agreements to repurchase                                                       17,442                13,918
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                     26                 3,040
Other liabilities                                                                    2,425                 1,851
                                                                             -------------         -------------
     TOTAL LIABILITIES                                                             347,255               338,704
                                                                             -------------         -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                 2,500
Paid-in capital                                                                        785                   785
Retained earnings                                                                   28,344                26,740
Accumulated other comprehensive loss, net of tax                                      (653)               (1,151)
                                                                             -------------         -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     30,976                28,874
                                                                             -------------         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     378,231         $     367,578
                                                                             =============         =============



See accompanying notes to consolidated financial statements

                          FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
          (Unaudited)



                                                                 Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                                     ------------                   ------------
                                                                      (Dollars in thousands, except per share data)
INTEREST INCOME                                                 2000              1999            2000           1999
                                                            ------------     -------------   -------------   -------------
Interest and fees on loans                                 $      5,602      $       5,360   $      16,352   $    14,372
Interest on balances with banks                                      58                 64             119           196
Interest and dividends from securities available for sale:
     Taxable                                                      1,356              1,109           3,995         2,753
Interest and dividends from securities held to maturity:
     Taxable                                                         15                 19              41           139
     Tax-exempt                                                     133                102             332           287
Interest on federal funds sold                                       15                 90              65           285
                                                           ------------      -------------   -------------   -----------
     TOTAL INTEREST INCOME                                        7,179              6,744          20,904        18,032

INTEREST EXPENSE
Interest on time certificates of $100,000 or more                   506                405           1,396         1,050
Interest on other deposits                                        2,408              2,491           7,027         6,553
Interest on federal funds purchased and
 securities sold under agreements to repurchase                     220                127             592           387
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                         -                 21               9            47
                                                           ------------      -------------   -------------   -----------
     TOTAL INTEREST EXPENSE                                       3,134              3,044           9,024         8,037
                                                           ------------      -------------   -------------   -----------
Net interest income                                               4,045              3,700          11,880         9,995
Provision for loan losses                                           491                 83             999           248
                                                           ------------      -------------   -------------   -----------
Net interest income after provision for loan losses               3,554              3,617          10,881         9,747

NONINTEREST INCOME
Income from fiduciary activities                                    500                250           1,100           775
Other operating income                                              531                538           1,480         1,388
Securities losses                                                     -                 -              (40)            -
                                                           ------------      -------------   -------------   -----------
     TOTAL NONINTEREST INCOME                                     1,031                788           2,540         2,163

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                      1,493              1,405           4,459         3,862
Premises and equipment expense                                      439                428           1,289         1,179
Other noninterest expense                                         1,140              1,181           3,332         3,002
                                                           ------------      -------------   -------------   -----------
     TOTAL NONINTEREST EXPENSE                                    3,072              3,014           9,080         8,043
                                                           ------------      -------------   -------------   -----------

Income before income taxes                                        1,513              1,391           4,341         3,867
Provision for income taxes                                          534                473           1,537         1,351
                                                           ------------      -------------   -------------   -----------
NET INCOME                                                          979                918           2,804         2,516
                                                           ------------      -------------   -------------   -----------

Other comprehensive income (loss), net of tax                       680                 73             498          (842)
                                                           ------------      -------------   -------------   -----------
COMPREHENSIVE INCOME                                       $      1,659      $         991   $       3,302   $     1,674
                                                           ============      =============   =============   ===========

NET INCOME PER COMMON SHARE:
     Basic                                                 $       0.49      $        0.46   $        1.40   $      1.26
     Diluted                                               $       0.49      $        0.46   $        1.40   $      1.26
AVERAGE SHARES OUTSTANDING:
     Basic                                                    2,000,000          2,000,000       2,000,000     2,000,000
     Diluted                                                  2,000,000          2,000,000       2,000,000     2,001,907



See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      -----------------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                                2000              1999
                                                                            ----------------      --------------
Net income                                                                  $          2,804      $        2,516
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                           999                 248
     Depreciation and amortization                                                       972                 770
     Securities losses                                                                    40                  --
     Net investment amortization (accretion)                                              (1)                148
     Increase in interest receivable and other assets                                 (1,240)             (1,108)
     Increase in interest payable and other liabilities                                  306                 532
                                                                            ----------------      --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              3,880               3,106

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity                                         (1,779)             (1,158)
     Purchases of securities available for sale                                      (20,410)            (45,917)
     Purchases of Federal Home Loan Bank Stock                                           (25)                (37)
     Purchases of Federal Reserve Bank Stock                                              --                 (68)
     Proceeds from maturities and calls of securities held to maturity                   816               4,693
     Proceeds from maturities and calls of securities available for                   10,472              17,743
      sale
     Proceeds from sales of securities available for sale                              4,967                  --
     Net (increase) decrease in loans                                                  1,095                (448)
     Net cash received from branch acquisition                                            --              14,727
     Acquisition of fixed assets                                                        (322)               (329)
                                                                            ----------------      --------------
NET CASH USED BY INVESTING ACTIVITIES                                                 (5,186)            (10,794)
                                                                            ----------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits                           (2,126)              7,335
     Net increase in time deposits                                                     9,390               5,569
     Net increase in short-term borrowings                                               510               6,564
     Cash dividends paid                                                              (1,200)             (1,200)
                                                                            ----------------      --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              6,574              18,268
                                                                            ----------------      --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              5,268              10,580
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                               18,611              17,748
                                                                            ----------------      --------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                  $         23,879      $       28,328
                                                                            ================      ==============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                               $          8,582      $        7,220
     Income taxes                                                                      1,568               1,343

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
          (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                                (Dollars in thousands)
                                                                              2000                 1999
                                                                         -------------        -------------
BALANCE, JANUARY 1,                                                      $      28,874        $      28,503
Net income                                                                       2,804                2,516
Cash dividends declared - $0.60 per share in 2000 and 1999                       1,200                1,200
Other comprehensive income (loss), net of tax                                      498                 (842)
                                                                         -------------        -------------
BALANCE, SEPTEMBER 30,                                                   $      30,976        $      28,977
                                                                         =============        =============

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the nine-month period ended September 30, 2000, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three and nine-month periods ended September 30, 2000 and 1999 is as follows:


                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                          -------------------                    -----------------
                                                                               (Dollars in thousands)
                                                           2000              1999               2000              1999
                                                       -----------        ----------        -----------        ----------
Unrealized holding gains (losses) arising during
     the period                                        $     1,025        $      115        $       709        $   (1,256)
Reclassification adjustment for losses
     included in net income                                     --                --                 40                --
                                                       -----------        ----------        -----------        ----------
Other comprehensive income (loss) before tax                 1,025               115                749            (1,256)
Income tax (expense) benefit related to other
     comprehensive income (loss)                              (345)              (42)              (251)              414
                                                       -----------        ----------        -----------        ----------
Other comprehensive income (loss)                      $       680        $       73        $       498        $     (842)
                                                       ===========        ==========        ===========        ==========

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 2000

NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and nine-month periods ended September 30, 2000 and 1999:

                                                         For the three months ended September 30,
                                      ------------------------------------------------------------------------------
                                                        2000                                   1999
                                      --------------------------------------  --------------------------------------
                                         Income        Shares      Per-Share    Income        Shares       Per-Share
                                      (Numerator)   (Denominator)   Amount    (Numerator)  (Denominator)     Amount
                                      ----------     -----------   ---------   ---------    -----------    ---------
Basic EPS
 Income available to
  common shareholders                 $  979,000      2,000,000    $   0.49    $  918,000      2,000,000   $    0.46
                                                                   ========                                =========
 Effect of dilutive securities -
 Stock options                                 0              0                         0              0
                                      ----------      ---------                ----------      ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                         $  979,000      2,000,000    $   0.49    $  918,000      2,000,000   $    0.46
                                      ==========      ==========   ========    ==========      =========   =========


                                                          For the nine months ended September 30,
                                      ------------------------------------------------------------------------------
                                                        2000                                   1999
                                      --------------------------------------  --------------------------------------
                                         Income        Shares      Per-Share    Income        Shares       Per-Share
                                      (Numerator)   (Denominator)   Amount    (Numerator)  (Denominator)     Amount
                                      ----------     -----------   ---------   ---------    -----------    ---------
Basic EPS
 Income available to
  common shareholders                 $2,804,000       2,000,000   $    1.40   $2,516,000     2,000,000    $    1.26
                                                                   =========                               =========

 Effect of dilutive securities -
 Stock options                                 0               0                        0         1,907
                                      ----------       ---------               ----------     ---------
Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                         $2,804,000       2,000,000   $    1.40   $2,516,000     2,001,907    $    1.26
                                      ==========       =========   =========   ==========     =========    =========


NOTE D - COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the nine months ended September 30, 2000, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 93 months. At September 30, 2000, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of September 30, 2000, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 2000


NOTE D - COMPENSATION PLANS (Continued)

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the nine months ended September 30, 2000, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 93 months. At September 30, 2000, 18,000 options were outstanding and options for 12,000 shares of common stock were reserved for future issuance for the Director Plan. As of September 30, 2000, no options had been exercised under the Director Plan.

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


                                           Three Months Ended September 30,
                                   -------------------------------------------------
                                             2000                      1999
                                   ------------------------  -----------------------
                                   As Reported   Pro Forma   As Reported   Pro Forma
                                   -----------  -----------  -----------   ---------
Net income                          $  979,000   $  975,000   $  918,000   $  914,000
                                    ==========   ==========   ==========   ==========

Net income per share - basic        $     0.49   $     0.49   $     0.46   $     0.46
                                    ==========   ==========   ==========   ==========

                                              Nine Months Ended September 30,
                                    -------------------------------------------------
                                              2000                      1999
                                   ------------------------  -----------------------
                                   As Reported   Pro Forma   As Reported   Pro Forma
                                   -----------  -----------  -----------   ---------
Net income                          $2,804,000   $2,792,000   $2,516,000   $2,504,000
                                    ==========   ==========   ==========   ==========

Net income per share - basic        $     1.40   $     1.40   $     1.26   $     1.25
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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 2000


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

                                                2000                                            1999
                                      ----------------------------------------------------------------------
                                          Combined Capital                         Combined Capital
  Entity                     Tier 1    (Tier 1 and Tier 2) Leverage   Tier 1    (Tier 1 and Tier 2) Leverage
Consolidated..............   10.27%           11.52%          7.07%    9.39%           10.62%        6.41%
First Century Bank, N.A...   10.07%           11.32%          6.90%    9.26%           10.48%        6.30%


NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Corporation, to fiscal years beginning after July 1, 2000. This statement is not expected to have a material impact on the Corporation.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This pronouncement is not expected to have a material impact on the Corporation.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The affects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Corporation.

In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This statement shall be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement shall be applied prospectively and is not expected to have a material impact on the Corporation.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 2000

NOTE G - SUBSEQUENT EVENTS

Subsequent to September 30, 2000, but prior to the filing of this report, the Corporation became aware of a defalcation involving one of the Corporation's customers. If not satisfactorily resolved, this event could have a significant effect on the Corporation's earnings as early as the fourth quarter and for the year ended December 31, 2000. As of the date of this release, the estimate of the maximum potential pretax exposure to the Corporation could range from $500,000 to $900,000, and would be reflected as additional noninterest expense. If necessary, the Corporation will vigorously pursue all of its legal and factual defenses in consultation with legal counsel.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

During the third quarter of 2000 net income increased $61,000 or 6.6% from the $918,000 earned during the third quarter of 1999, to $979,000 earned during the same period in 2000. This improvement was primarily the result of increases in the interest margin of $345,000, or 9.3%, and in noninterest income of $243,000, or 30.8%. The increase in noninterest income was primarily attributable to an increase in income from fiduciary activities of approximately $250,000. These improvements were offset by an increase in the provision for loan losses of $408,000, primarily due to deterioration in the collectability of certain commercial loans. A modest increase in noninterest expenses of $58,000, or 1.9% further offset these improvements. Earnings per share for the third quarter of 2000 were $0.49 compared to $0.46 per share for the third quarter of 1999.

When compared to the second quarter of 2000, net income increased $107,000, from $872,000 for the quarter ended June 30, 2000, to $979,000 for the quarter ended September 30, 2000. This was attributable to increases in the interest margin of $80,000, or 2.0%, and in noninterest income of $281,000, or 37.5%. Again, the increase in noninterest income was primarily the result of a $200,000 increase in income from fiduciary activities over the second quarter of 2000. These increases were offset by an increases in the provision for loan losses of $157,000, or 47.0% and in noninterest expenses of $47,000, or 1.6%, when compared with the second quarter of 2000. Earnings per share increased $0.05 per share from $0.44 per share for the quarter ended June 30, 2000, to $0.49 per share for the quarter ended September 30, 2000.

The improved performance during the third quarter enhanced the earnings for the nine-month period ended September 30, 2000. Net income was $2,804,000 for the first nine months of 2000 which was an increase of $288,000, or 11.4%, over the 1999 earnings of $2,516,000. The interest margin increased $1,885,000, or 18.9%. This increase was attributable to a full nine months of operations from the Hinton office in 2000, as well as the repricing that occurred in the loan portfolio as a result of the rising interest rate environment experienced through the first six months of 2000. The interest margin still reflects the declining loan demand in the Corporation's primary markets and the deployment of funds in the investment portfolio. Noninterest income increased $377,000, or 17.4%. The primary contributor to the improvement in noninterest income was a $325,000, or 41.9%, increase in income from fiduciary activities. Noninterest expenses increased $1,037,000, or 12.9%, to $9,080,000 for the nine months ended September 30, 2000, from $8,043,000 for the same period in 1999. This increase is the result of additional cost of personnel and goodwill amortization due to expanding markets and additional costs of technology and facilities.

Earnings per share for the nine-month period ended September 30, 2000 were $1.40 compared to $1.26 per share for 1999. The Corporation's performance through September 30, 2000 reflects an annualized return on average assets of 1.01% and a return on average equity of 12.63%.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                               September 30, 2000


Total assets increased $10,653,000 from December 31, 1999 to September 30, 2000. Total assets at September 30, 2000 were approximately $378.2 million as compared to approximately $367.6 million at December 31, 1999. The loan portfolio declined slightly during this nine-month period to $242.4 million or a decrease of $1.5 million or 0.6%. The investment portfolio increased approximately $6.7 million, or 7.8%, during the first nine months of 2000. Total deposits increased approximately $7.5 million during the first nine months of 2000. Deposit increases of $5.1 million, or 1.8%, occurred in the interest-bearing category and noninterest-bearing deposits increased approximately $2.4 million, or 7.4%.

Subsequent to September 30, 2000, but prior to the filing of this report, the Corporation became aware of a defalcation involving one of the Corporation's customers. If not satisfactorily resolved, this event could have a significant effect on the Corporation's earnings as early as the fourth quarter and for the year ended December 31, 2000. As of the date of this release, the estimate of the maximum potential pretax exposure to the Corporation could range from $500,000 to $900,000, and would be reflected as additional noninterest expense. If necessary, the Corporation will vigorously pursue all of its legal and factual defenses in consultation with legal counsel.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Corporation, to fiscal years beginning after July 1, 2000. This statement is not expected to have a material impact on the Corporation.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This pronouncement is not expected to have a material impact on the Corporation.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The affects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Corporation.

In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This statement shall be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement shall be applied prospectively and is not expected to have a material impact on the Corporation.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the "Asset and Liability Management and Interest Rate Sensitivity" subsection of the Management's Discussion and Analysis section contained in the Company's 1999 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 1999.



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

 (Registrant)                     First Century Bankshares, Inc.
                                  ------------------------------

                                  By:      /s/ J. Ronald Hypes
                                     ---------------------------
                                  J. Ronald Hypes, Treasurer
                                  (Principal Accounting and Financial Officer)

                                  Date:     November 13, 2000
                                       -------------------------