Form 10-K
period 2000-12-31
FIRST CENTURY BANKSHARES INC
filed 2001-03-28
CIK 723594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C., 20549
                                   FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

                                      OR

     [_] Transition Report Pursuant to Section 13 or 15 (d) or the Securities
                             Exchange Act of 1934
                For the transition period from ___________ to __________

                        Commission file number: 0-11671


                        FIRST CENTURY BANKSHARES, INC.
                        ------------------------------
             (Exact name of registrant as specified in its charter)

            West Virginia                                     55-0628089
            -------------                                     ----------
    (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                         Identification No.)

     500 Federal Street, Bluefield, WV                          24701
     ---------------------------------                          -----
  (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:     (304) 325-8181
                                                             -------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
            Title of each class                             which registered
            -------------------                           ----------------------
                  NONE                                            NONE

          Securities registered pursuant to Section 12(g) of the Act:

        First Century Bankshares, Inc.: $1.25 Par Value - Common Stock
                               (Title of class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was $19,410,090 and the number of shares outstanding of the registrant's common stock was 2,000,000


                     DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the annual shareholders report for the fiscal year ended
         December 31, 2000 are incorporated by reference into Part II.

                Portions of the proxy statement for the annual shareholders meeting to be held April 17, 2001, are incorporated by reference into Part III.

         Total number of pages, including cover page and exhibits - 64

                        FIRST CENTURY BANKSHARES, INC.
                         2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                       PART I

               ITEM 1.  BUSINESS..............................................................         3
               ITEM 2.  PROPERTIES............................................................         5
               ITEM 3.  LEGAL PROCEEDINGS.....................................................         5
               ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................         5

                                                        PART II
               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................................         5
               ITEM 6.  SELECTED FINANCIAL DATA...............................................         6
               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................................         6
               ITEM 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK.........................................................         6
               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................         6
               ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.......................................         6

                                                       PART III

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................         6
               ITEM 11.  EXECUTIVE COMPENSATION...............................................         7
               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT............................................................         7
               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................         7

                                                        PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K...................................................     7 - 8
               SIGNATURES.....................................................................    9 - 10

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

      The Registrant's principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary bank. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant's 2000 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

      During 2000, management made commitments to expand nontraditional financial services offered to the Corporation's customers. The Corporation entered into an affiliation arrangement with Salomon Smith Barney, Inc. to provide full service brokerage services. Additionally, the Corporation entered into an affiliation with the Banker's Insurance Corporation, a relationship with 67 community banks, which will offer a full range of insurance products and services.

      In addition to the main office, FCBNA currently operates nine additional branches in Mercer, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2000, FCBNA had 163 full-time employees and 15 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

STATISTICAL DISCLOSURE

      The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 19 of the accompanying 2000 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K annual report as Exhibit 13.

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

ITEM 3.  LEGAL PROCEEDINGS

      Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business, except as follows:

      In First Century Bank, National Association, v. Community National Bank, in the United States District Court, Western District of Virginia, Roanoke Division, Case No. 7:00CV00904, FCBNA brought suit against the defendant seeking recovery of approximately $3,400,000 plus interest and costs related to the dishonor of checks presented for payment by FCBNA as a depository bank and violations of Regulation CC of The Code of Federal Regulations, Part 229 of Title 12. The defendant has filed third party complaints against additional parties. While the net recovery cannot be stated with reasonable certainty, the claims asserted against the defendant are valid and a recovery is expected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2000.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      No established public market presently exists for the common stock of the Registrant. Quotations may be obtained through the OTC Bulletin Board under the trading symbol FCBS. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

      Page 17 of the 2000 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in
Note 16 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant's common stock after the conclusion of each calendar quarter.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data required by this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of the Registrant's 2000 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 19 of the accompanying 2000 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management's discussion and analysis should be read in conjunction with the related financial statements and notes thereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section of Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 12 through 13; and Note 15, Financial Instruments, Concentrations of Credit and Fair Values, appearing on pages 37 through 38 of the accompanying 2000 Annual Report to Stockholders, and is incorporated by reference in this Form 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and report of independent accountants for the years ended December 31, 2000, 1999, and 1998, which are included in the Corporation's 2000 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference:

      The report of independent accountants on page 42 of the Registrant's 2000 Annual Report to Stockholders reflects an unqualified opinion on the 2000 and 1999 consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, issued by PricewaterhouseCoopers, LLP, Greensboro, North Carolina, the Registrant's independent accountant for those years.

                                                      Reference to
                                                   2000 Annual Report
                                                   ------------------
Consolidated Statements of Financial Condition           Page 20
Consolidated Statements of Income
  and Comprehensive Income                               Page 21
Consolidated Statements of Cash Flows                    Page 22
Consolidated Statements of Changes
 in Stockholders' Equity                                 Page 23
Notes to Consolidated Financial
 Statements                                        Pages 24 through 41
Report of Independent Accountants                        Page 42


      The supplementary financial information required by this item is set forth in Note 17 of "Notes to Consolidated Financial Statements" on Page 40 of the Corporation's 2000 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 23, 2001 (which is not later than 120 days after December 31, 2000, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

      Management remuneration has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 23, 2001, (which is not later than 120 days after December 31, 2000, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 23, 2001, (which is not later than 120 days after December 31, 2000, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain relationships and related transactions has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the commission on or about March 23, 2001, (which is not later than 120 days after December 31, 2000, the close of the fiscal year of Registrant): and is incorporated herein by reference to such proxy statement.

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

(b)   Reports on Form 8-K.
           On November 13, 2000, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended September 30, 2000 and warned of lower earnings for the year ended December 31, 2000.

(c)   Exhibits

      3.   Articles of incorporation and bylaws.
           Articles of amendment to articles of incorporation and restated articles of incorporation were filed with the Annual Report on Form 10-K for the year ended December 31, 1999 and are incorporated herein by reference. (Bylaws were previously filed in a Registration Statement on Form S-14, Registration No. 2-85126, and are incorporated herein by reference.)

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

     (Registrant)         First Century Bankshares, Inc.

                          BY:   /s/ J. Ronald Hypes
                             --------------------------------------
                          J. Ronald Hypes, Treasurer
                          (Principal Accounting & Financial Officer)

                          DATE:           March 21, 2001
                               ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:      /s/ B. L. Jackson                                          Date:  March 20, 2001
   -----------------------------------------------------------           ---------------------
B. L. Jackson, Jr., Chairman of the Board and Director


BY:      /s/ R. W. Wilkinson                                        Date:  March 20, 2001
   ------------------------------------------------------------          ---------------------
R. W. Wilkinson, President & Chief Executive Officer & Director
   (Principal Executive Officer)


BY:      /s/ Charles A. Peters                                      Date:  March 20, 2001
   ------------------------------------------------------------          ---------------------
Charles A. Peters, Secretary and Director


BY:      /s/ Paul Cole, Jr.                                         Date:  March 20, 2001
   ------------------------------------------------------------          ---------------------
Paul Cole, Jr., Director


BY:                                                                 Date:
   ------------------------------------------------------------          ---------------------
Eustace Frederick, Director


BY:      /s/ Robert M. Jones, Jr.                                   Date:  March 20, 2001
   ------------------------------------------------------------          ---------------------
Robert M. Jones, Jr., M.D., Director


BY:      /s/ Marshall S. Miller                                     Date:  March 20, 2001
   ------------------------------------------------------------          ---------------------
Marshall S. Miller, Director


BY:                                                                 Date:
  -------------------------------------------------------------          ---------------------
C. E. Richner, Director


BY:      /s/ Byron K. Satterfield                                   Date:   March 20, 2001
   ------------------------------------------------------------          ---------------------
Byron K. Satterfield, Director

BY:      /s/ John H. Shott,                                         Date:   March 20, 2001
   ---------------------------------------------------------             ---------------------
John H. Shott, Director

BY:      /s/ Scott H. Shott                                         Date:   March 20, 2001
   ---------------------------------------------------------             ---------------------
Scott H. Shott, Director


BY:                                                                 Date:
   ---------------------------------------------------------             ---------------------
Walter L. Sowers, Director


BY:      /s/ J. Brookins Taylor, M. D.                              Date:   March 20, 2001
   ---------------------------------------------------------             ---------------------
J. Brookins Taylor, M. D., Director


BY:      /s/ Frank W. Wilkinson                                     Date:   March 20, 2001
   ---------------------------------------------------------             ---------------------
Frank W. Wilkinson, Director