Form 10-Q
period 2001-03-31
FIRST CENTURY BANKSHARES INC
filed 2001-05-14
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2001

                                       or

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

                          Yes    X      No
                             -------       ----


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of May 11, 2001, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX




                                                                                          Page
PART I.  FINANCIAL INFORMATION

Financial Statements

          Consolidated Statements of Financial Condition............................       3

          Consolidated Statements of Income and Comprehensive Income................       4

          Consolidated Statements of Cash Flows.....................................       5

          Consolidated Statements of Changes in Stockholders' Equity................       6

Notes to Consolidated Financial Statements..........................................   6 - 9

Management's Discussion and Analysis of Financial Condition
 and Results of Operations..........................................................  9 - 10

Quantitative and Qualitative Disclosures about Market Risk..........................      10

PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K....................................................      10

SIGNATURES..........................................................................      10


The total number of pages of the Form 10-Q Quarterly Report is ten (10) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  (Dollars in thousands, except per share data)


                                                                                 March 31,        December 31,
                                                                                   2001               2000
                                                                               (Unaudited)          (Audited)
                                                                           -----------------    -----------------
ASSETS
Cash and due from banks                                                      $        15,368      $        14,118
Interest-bearing balances with banks                                                   8,195                1,627
Federal funds sold                                                                     5,500                   --
Securities available for sale:  (cost approximated $71,891 at
  March 31, 2001, and $80,821 at December 31, 2000)                                   73,125               81,267
Securities held to maturity:  (market value approximated $11,290 at
  March 31, 2001 and $10,368 at  December 31, 2000)                                   11,147               10,323
Federal Home Loan Bank and Federal Reserve Bank Stock                                  1,180                1,180
Loans                                                                                243,589              244,727
 Less allowance for loan losses                                                        3,180                3,180
                                                                               -------------        -------------
Net loans                                                                            240,409              241,547
Premises and equipment                                                                10,419               10,487
Real estate owned other than bank premises                                             1,353                1,001
Other assets                                                                           5,708                6,999
Goodwill and other intangible assets                                                   5,515                5,627
                                                                               -------------        -------------
 TOTAL ASSETS                                                                  $     377,919        $     374,176
                                                                               =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                           $      34,377        $      35,511
 Interest-bearing                                                                    292,040              291,825
                                                                               -------------        -------------
  Total deposits                                                                     326,417              327,336
Federal funds purchased and securities sold under
 agreements to repurchase                                                             16,609               13,461
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                                           26                   26
Other liabilities                                                                      2,305                1,671
                                                                               -------------        -------------
 TOTAL LIABILITIES                                                                   345,357              342,494
                                                                               -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 10,000,000
 Shares issued and outstanding: 2,000,000                                              2,500                2,500
Paid-in capital                                                                          785                  785
Retained earnings                                                                     28,476               28,121
Accumulated other comprehensive income, net of tax                                       801                  276
                                                                               -------------        -------------
 TOTAL STOCKHOLDERS' EQUITY                                                           32,562               31,682
                                                                               -------------        -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     377,919        $     374,176
                                                                               =============        =============

See accompanying notes to consolidated financial statements


                          FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)


                                                     Three Months Ended March 31,
                                            ---------------------------------------------
                                                          2001             2000
                                                    ---------------    -------------
                                            (Dollars in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans                          $       5,072        $       5,317
Interest on balances with banks                                68                   42
Interest and dividends from securities
 available for sale:
     Taxable                                                1,296                1,270
Interest and dividends from securities
 held to maturity:
     Taxable                                                   37                   21
     Tax-exempt                                               126                  102
Interest on federal funds sold                                 14                   37
                                                    -------------        -------------
     TOTAL INTEREST INCOME                                  6,613                6,789

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                 516                  443
Interest on other deposits                                  2,339                2,308
Interest on federal funds purchased and
 securities sold under agreements to repurchase               164                  160
Interest on demand notes to U. S. Treasury
 and other liabilities for borrowed money                      --                    8
                                                    -------------        -------------
     TOTAL INTEREST EXPENSE                                 3,019                2,919
                                                    -------------        -------------
Net interest income                                         3,594                3,870
Provision for loan losses                                     195                  174
                                                    -------------        -------------
Net interest income after provision for loan losses         3,399                3,696

NONINTEREST INCOME
Income from fiduciary activities                              380                  300
Other operating income                                        507                  459
                                                    -------------        -------------
     TOTAL NONINTEREST INCOME                                 887                  759

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                1,533                1,485
Furniture and equipment expense                               408                  411
Other noninterest expense                                   1,196                1,087
                                                    -------------        -------------
     TOTAL NONINTEREST EXPENSE                              3,137                2,983
                                                    -------------        -------------

Income before income taxes                                  1,149                1,472
Provision for income taxes                                    394                  519
NET INCOME                                                    755                  953
                                                    -------------        -------------

Other comprehensive income (loss), net of tax                 525                 (252)
                                                    -------------        -------------
COMPREHENSIVE INCOME                                $       1,280        $         701
                                                    =============        =============

NET INCOME PER COMMON SHARE:
     Basic                                          $        0.38        $        0.48
     Diluted                                        $        0.38        $        0.48
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                              2,000,000            2,000,000
     Diluted                                            2,000,000            2,000,000

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                          Three Months Ended March 31,
                                                                        -------------------------------
                                                                             2001              2000
                                                                        --------------    -------------
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $        755     $         953
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                    195               174
     Depreciation and amortization                                                320               323
     Net investment amortization (accretion)                                      (82)                6
     Decrease (increase) in interest receivable and other assets                  938              (562)
     Increase in interest payable and other liabilities                           538               616
                                                                        -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,664             1,510

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity                                    (877)             (103)
     Purchases of securities available for sale                               (11,163)          (11,417)
     Proceeds from maturities and calls of securities held to                      42                19
      maturity
     Proceeds from maturities and calls of securities available for            20,163             4,159
      sale
     Net decrease in loans                                                        797             4,558
     Acquisition of fixed assets                                                 (137)             (161)
                                                                        -------------     -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                8,825            (2,945)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits                    (2,546)            1,352
     Net increase in time deposits                                              1,627               272
     Net increase (decrease) in short-term borrowings                           3,148            (2,408)
     Cash dividends paid                                                         (400)             (400)
                                                                        -------------     -------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                1,829            (1,184)
                                                                        -------------     -------------
Net (decrease) increase in cash and cash equivalents                           13,318            (2,619)
Cash and cash equivalents at January 1,                                        15,745            18,611
                                                                        -------------     -------------
Cash and cash equivalents at March 31,                                  $      29,063     $      15,992
                                                                        =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                           $       2,925     $       2,775
     Income taxes                                                                   8                --

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                              Three Months Ended March 31,
                                                                         -----------------------------------
                                                                              2001                  2000
                                                                         -------------         -------------
                                                                               (Dollars in thousands)
BALANCE, JANUARY 1,                                                      $      31,682         $      28,874
Net income                                                                         755                   953
Cash dividends declared - $0.20 per share in 2001 and 2000                        (400)                 (400)
Other comprehensive income (loss), net of tax                                      525                  (252)
                                                                         -------------         -------------
BALANCE, MARCH 31,                                                       $      32,562         $      29,175
                                                                         =============         =============

See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the three-month period ended March 31, 2001, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three-month periods ended March 31, 2001 and 2000 is as follows:



                                                                          2001     2000
                                                                          ----     ----
Unrealized holding gains (losses) arising during the period              $ 790    $(380)
Reclassification adjustment for (gains) losses included in net income       --       --
                                                                         -----    -----
Other comprehensive income (loss) before tax                               790     (380)
Income tax benefit related to other comprehensive income (loss)           (265)     128
                                                                         -----    -----
Other comprehensive income (loss)                                        $ 525    $(252)
                                                                         =====    =====

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2001


NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three-month periods ended March 31, 2001 and 2000:



                                                               For the three months ended March 31,
                                          ----------------------------------------------------------------------------
                                                          2001                                    2000
                                          -------------------------------------  -------------------------------------
                                            Income       Shares      Per-Share     Income        Shares      Per-Share
                                          (Numerator) (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                          ----------- -------------  ----------   -----------  -------------  ---------
Basic EPS
 Income available to
  common shareholders                       $755,000    2,000,000   $     0.38    $953,000     2,000,000     $    0.48
                                                                    ==========                               =========


 Effect of dilutive securities -
  Stock options                                    0            0                        0             0
                                            --------    ---------                 --------     ---------
Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                               $755,000    2,000,000   $     0.38    $953,000     2,000,000     $    0.48
                                            ========    =========   ==========    ========     =========     =========


NOTE D - COMPENSATION PLANS

The Corporation`s 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2001, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 87 months. At March 31, 2001, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of March 31, 2001, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

The Corporation's 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2001, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 87 months. At March 31, 2001, 14,000 options were outstanding and options for 16,000 shares of common stock were reserved for future issuance for the Director Plan. As of March 31, 2001, no options had been exercised under the Director Plan, and 6,000 options had expired unexercised.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2001


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

                                          Three Months Ended March 31,
                                -----------------------------------------------
                                          2001                     2000
                                -----------------------  ----------------------
                                As Reported   Pro Forma  As Reported  Pro Forma
                                -----------   ---------  -----------  ---------
Net income                       $755,000     $751,000    $953,000    $949,000
                                 ========     ========    ========    ========

Net income per share - basic     $   0.38     $   0.38    $   0.48    $   0.47
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


NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiary have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total
consolidated assets) of 4% is required.   The following table contains the
capital ratios for the Corporation as of March 31, 2001 and 2000.


                                             2001                                          2000
                             ----------------------------------------------------------------------------------
                                      Combined Capital                              Combined Capital
 Entity                      Tier 1    (Tier 1 and Tier 2) Leverage      Tier 1    (Tier 1 and Tier 2) Leverage
Consolidated                 10.18%          11.42%         7.14%        9.92%         11.15%           6.79%
First Century Bank, N.A.      9.85%          11.08%         6.91%        9.75%         10.99%           6.66%

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2001

NOTE F - RECENT ACCOUNTING DEVELOPMENTS

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44") which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 is not expected to have a material impact on the Corporation.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 March 31, 2001

During the first quarter of 2001 net income decreased $198,000 or 20.8% from $953,000 earned during the first three months of 2000, to $755,000 earned during the same period in 2001. Net interest income for the period ended March 31, 2001 decreased $276,000 or 7.1% to $3.59 million as compared to $3.87 million for the first three months of 2000. This decline was primarily the result of the rapid decline in market interest rates experienced during the first quarter of 2001. This decline was anticipated as projected by the Corporation's interest sensitivity models and is expected to improve throughout 2001. Noninterest income increased $128,000 or 16.9% to $887,000 for the period ended March 31, 2001, compared to $759,000 for the same period in 2000. This increase was primarily attributable to a 26.7% increase in fees from trust activities. Noninterest expense increased 5.2% to $3.14 million at March 31, 2001, compared to $2.98 million at March 31, 2000.

Compared to the fourth quarter of 2000, net interest income decreased 5.9% from $3.82 million to $3.59 million for the period ended March 31, 2001, again, attributable to the rapidly declining interest rate environment during the first quarter of 2001. Noninterest income increased $284,000 to $887,000 for the period ended March 31, 2001 compared to $803,000 for the three-month period ended December 31, 2000. Noninterest expense decreased 21.8% from $4.01 million for the three-month period ended December 31, 2000, when compared to $3.14 million for the three-month period ended March 31, 2001. When excluding an $838,000 one-time charge for check-kiting losses in the fourth quarter of 2000, noninterest expenses were 1.1% less during the three-month period ended March 31, 2001.

On a per share basis, earnings per common share for period ended March 31, 2001 were $0.38, compared to $0.48 for the period ended March 31, 2000, and $0.14 for the three-month period ended December 31, 2000. This reflected an annualized return on average assets of 0.81% and an annualized return on average equity of 9.37% for the period ended March 31, 2001, compared to 1.03% and 13.15% for the period ended March 31, 2000.

Total assets increased $3.7 million from December 31, 2000 to March 31, 2001. Total assets at March 31, 2001 were approximately $377.9 million as compared to approximately $374.2 million at December 31, 2000. The loan portfolio decreased 0.5% during this three-month period, to approximately $243.6 million. The investment portfolio decreased approximately $7.3 million, or 7.9%, during this same period, primarily the result of a significant number of investment calls experienced during the quarter. Total deposits decreased by $919,000 to $326.4 million at March 31, 2001 from $327.3 million at December 31, 2000. The decrease in deposits was primarily in the noninterest-bearing category. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Management remains committed to enhancing the long-term performance of the Corporation through controlled expansion in markets surrounding the current service areas, as well as working to improve operational efficiency throughout the organization. Management is continuing efforts to strengthen the underwriting standards and collection processes of the Corporation. Various strategies for lending and deposit gathering are in effect to maximize the performance under various interest rate scenarios and economic conditions. Also, management continues to expand its offering of nontraditional banking products and services including brokerage and insurance services. Management believes that controlled growth and cost management will provide for the long-term financial strength of the Corporation, particularly in response to recent indications of slowing economic growth.

In the accounting and regulatory arena, management is continuing to monitor the developments surrounding the Financial Accounting Standards Board's project on the accounting for business combinations and its accounting treatment of purchased goodwill. Management anticipates that these new rules will be implemented with minimal impact to the Corporation's future financial performance.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the "Asset and Liability Management and Interest Rate Sensitivity" subsection of the Management's Discussion and Analysis section contained in the Company's 2000 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2000.


PART II.  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

(a.) None

(b.) Reports on Form 8-K

     1. On February 9, 2001, the Corporation filed a current report on Form 8-K announcing its earnings for the year ended December 31, 2000.
     2. On March 1, 2001, the Corporation filed a current report on Forma 8-K announcing a 20,000 share stock repurchase plan.



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

 (Registrant)                 First Century Bankshares, Inc.
                              ------------------------------

                              By:      /s/ J. Ronald Hypes
                                 ----------------------------------
                              J. Ronald Hypes, Treasurer
                              (Principal Accounting and Financial Officer)

                              Date:     May 11, 2001
                                   ----------------------