Form 10-Q
period 2001-06-30
FIRST CENTURY BANKSHARES INC
filed 2001-08-13
CIK 723594

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 2001

                                      or

            [_] Transition Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

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

                          Yes   X     No_____
                              ------


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of August 13, 2001, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX

                                                                                         Page
PART I.  FINANCIAL INFORMATION

     Financial Statements

          Consolidated Statements of Financial Condition............................           3

          Consolidated Statements of Income and Comprehensive Income................           4

          Consolidated Statements of Cash Flows.....................................           5

          Consolidated Statements of Changes in Stockholders' Equity................           6

     Notes to Consolidated Financial Statements.....................................       6 - 9

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................     10 - 11

     Quantitative and Qualitative Disclosures about Market Risk.....................          11

PART II.  OTHER INFORMATION

     Submission of Matters to a Vote of Security Holders............................          12

     Exhibits and Reports on Form 8-K...............................................          12

     SIGNATURES.....................................................................          12

The total number of pages of the Form 10-Q Quarterly Report is twelve (12) pages.

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)

                                                                                   June 30,           December 31,
                                                                                    2001                  2000
ASSETS                                                                           (Unaudited)           (Audited)
                                                                             ---------------      -----------------
Cash and due from banks                                                      $      14,220        $      14,118
Interest-bearing balances with banks                                                 5,098                1,627
Federal funds sold                                                                   6,500                   --
Securities available for sale:  (cost approximated $70,992 at
     June 30, 2001, and $80,821 at December31, 2000)                                72,277               81,267
Securities held to maturity:  (market value approximated $11,064 at
     June 30, 2001 and $10,368 at  December 31, 2000)                               10,883               10,323
Federal Home Loan Bank and Federal Reserve Bank Stock                                1,226                1,180
Loans                                                                              242,809              244,727
     Less allowance for loan losses                                                  3,180                3,180
                                                                             -------------        -------------
Net loans                                                                          239,629              241,547
Premises and equipment                                                              10,925               10,487
Real estate owned other than bank premises                                           1,663                1,001
Other assets                                                                         5,546                6,999
Goodwill and other intangible assets                                                 5,403                5,627
                                                                             -------------        -------------
     TOTAL ASSETS                                                            $     373,370        $     374,176
                                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                     $      33,842        $      35,511
     Interest-bearing                                                              288,485              291,825
                                                                             -------------        -------------
          Total deposits                                                           322,327              327,336
Federal funds purchased and securities sold under
     agreements to repurchase                                                       16,496               13,461
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                     26                   26
Other liabilities                                                                    1,961                1,671
                                                                             -------------        -------------
     TOTAL LIABILITIES                                                             340,810              342,494
                                                                             -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                2,500
Paid-in capital                                                                        785                  785
Retained earnings                                                                   28,442               28,121
Accumulated other comprehensive income, net of tax                                     833                  276
                                                                             -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     32,560               31,682
                                                                             -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     373,370        $     374,176
                                                                             =============        =============

See accompanying notes to consolidated financial statements

                          FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)


                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                                --------                        --------
                                                                             (Dollars in thousands, except per share data)
INTEREST INCOME                                                          2001            2000              2001            2000
                                                                      ----------      ----------        ----------      ----------
Interest and fees on loans                                          $       5,058    $      5,433      $     10,130   $      10,750
Interest on balances with banks                                                87              19               155              61
Interest and dividends from securities available for sale:
   Taxable                                                                  1,240           1,369             2,546           2,639
Interest and dividends from securities held to maturity:
   Taxable                                                                      4               5                31              26
   Tax-exempt                                                                 123              97               249             199
Interest on federal funds sold                                                 35              13                49              50
                                                                    -------------    ------------      ------------   -------------
   TOTAL INTEREST INCOME                                                    6,547           6,936            13,160          13,725

INTEREST EXPENSE
Interest on time certificates of $100,000 or more                             507             447             1,023             890
Interest on other deposits                                                  2,125           2,311             4,464           4,619
Interest on federal funds purchased and securities
   sold under agreements to repurchase                                        145             212               309             372
Interest on demand notes to U. S. Treasury
   and other liabilities for borrowed money                                    --               1                --               9
                                                                    -------------    ------------      ------------   -------------
   TOTAL INTEREST EXPENSE                                                   2,777           2,971             5,796           5,890
                                                                    -------------    ------------      ------------   -------------
Net interest income                                                         3,770           3,965             7,364           7,835
Provision for loan losses                                                     842             334             1,037             508
                                                                    -------------    ------------      ------------   -------------
Net interest income after provision for loan losses                         2,928           3,631             6,327           7,327

NONINTEREST INCOME
Income from fiduciary activities                                              300             300               680             600
Other operating income                                                        550             490             1,057             949
Securities losses                                                              --             (40)               --             (40)
                                                                    -------------    ------------      ------------   -------------
   TOTAL NONINTEREST INCOME                                                   850             750             1,737           1,509

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                                1,527           1,481             3,060           2,966
Premises and equipment expense                                                412             439               820             850
Other noninterest expense                                                   1,306           1,105             2,502           2,192
                                                                    -------------    ------------      ------------   -------------
   TOTAL NONINTEREST EXPENSE                                                3,245           3,025             6,382           6,008
                                                                    -------------    ------------      ------------   -------------

Income before income taxes                                                    533           1,356             1,682           2,828
Provision for income taxes                                                    167             484               561           1,003
                                                                    -------------    ------------      ------------   -------------
NET INCOME                                                                    366             872             1,121           1,825
                                                                    -------------    ------------      ------------   -------------

Other comprehensive income (loss), net of tax                                  32              70               557            (182)
                                                                    -------------    ------------      ------------   -------------
COMPREHENSIVE INCOME                                                $         398    $        942      $      1,678   $       1,643
                                                                    =============    ============      ============   =============

NET INCOME PER COMMON SHARE:
   Basic                                                            $        0.18    $       0.44      $       0.56   $        0.91
   Diluted                                                          $        0.18    $       0.44      $       0.56   $        0.91
AVERAGE SHARES OUTSTANDING:
   Basic                                                                2,000,000       2,000,000         2,000,000       2,000,000
   Diluted                                                              2,000,000       2,000,000         2,000,000       2,000,000

See accompanying notes to consolidated financial statements

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS


      (Unaudited)                                                                      Six Months Ended
                                                                                           June 30,
                                                                                           --------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                                 2001            2000
                                                                                  ----------      ----------
Net income                                                                        $    1,121      $    1,825
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                         1,037             508
     Depreciation and amortization                                                       629             648
     Securities losses                                                                    --              40
     Net investment amortization and (accretion)                                         (92)              4
     (Increase) decrease in interest receivable and other assets                       1,557            (777)
     Increase in interest payable and other liabilities                                   98             145
                                                                                  ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              4,350           2,393

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity                                         (1,377)         (1,479)
     Purchases of securities available for sale                                      (27,610)        (18,417)
     Purchases of Federal Home Loan Bank Stock                                           (46)            (25)
     Purchases of Federal Reserve Bank Stock                                              --              --
     Proceeds from maturities and calls of securities held to maturity                   796             487
     Proceeds from maturities and calls of securities available for sale              36,360           7,385
     Proceeds from sales of securities available for sale                                 --           4,967
     Net (increase) decrease in loans                                                  1,185          (1,348)
     Acquisition of fixed assets                                                        (811)           (255)
                                                                                  ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       8,497          (8,685)
                                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in demand and savings deposits                                      (4,385)         (2,517)
     Net increase (decrease) in time deposits                                           (624)            444
     Net increase in short-term borrowings                                             3,035           4,501
     Cash dividends paid                                                                (800)           (800)
                                                                                  ----------      ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      (2,774)          1,628
                                                                                  ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  10,073          (4,664)
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                               15,745          18,611
                                                                                  ----------      ----------
CASH AND CASH EQUIVALENTS AT JUNE 30,                                             $   25,818      $   13,947
                                                                                  ==========      ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                     $    5,677      $    5,633
     Income taxes                                                                        697           1,012

See accompanying notes to consolidated financial statements

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
        (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                   (Dollars in thousands)
                                                                                  2001                 2000
                                                                         -------------        -------------
BALANCE, JANUARY 1,                                                      $      31,682        $      28,874
Net income                                                                       1,121                1,825
Cash dividends declared - $0.40 per share in 2001 and 2000                         800                  800
Other comprehensive income (loss), net of tax                                      557                 (182)
                                                                         -------------        -------------
BALANCE, JUNE 30,                                                        $      32,560        $      29,717
                                                                         =============        =============

See accompanying notes to consolidated financial statements



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the six-month period ended June 30, 2001, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three and six-month periods ended June 30, 2001 and 2000 is as follows:

                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                               June 30,
                                                                --------                               --------
                                                                               (Dollars in thousands)
                                                              2001              2000               2001              2000
                                                       -----------        ----------        -----------        ----------
Unrealized holding gains (losses) arising during
     the period                                        $        51        $       65        $       841        $     (315)
Reclassification adjustment for losses
     included in net income                                     --                40                 --                40
                                                       -----------        ----------        -----------        ----------
Other comprehensive income (loss) before tax                    51               105                841              (275)
Income tax (expense) benefit related to other
     comprehensive income (loss)                               (19)              (35)              (284)               93
                                                       -----------        ----------        -----------        ----------
Other comprehensive income (loss)                      $        32        $       70        $       557        $     (182)
                                                       ===========        ==========        ===========        ==========

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 2001

NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2001 and 2000:

                                                          For the three months ended June 30,
                                    --------------------------------------------------------------------------------------
                                                         2001                                        2000
                                    -------------------------------------------    ---------------------------------------
                                       Income           Shares       Per-Share      Income         Shares       Per-Share
                                     (Numerator)    (Denominator)      Amount     (Numerator)   (Denominator)     Amount
                                     -----------    -------------      ------     -----------   -------------     ------
Basic EPS
 Income available to
  common shareholders                 $ 366,000        2,000,000     $     0.18    $ 872,000      2,000,000     $    0.44
                                                                     ==========                                 =========

 Effect of dilutive securities -
 Stock options (Note D)                       0                0                           0              0
                                      ---------        ---------                   ---------      ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                         $ 366,000        2,000,000     $     0.18    $ 872,000      2,000,000     $    0.44
                                      =========        =========     ==========    =========      =========     =========

                                                               For the six months ended June 30,
                                    --------------------------------------------------------------------------------------
                                                        2001                                        2000
                                    -------------------------------------------   ----------------------------------------
                                       Income           Shares       Per-Share      Income         Shares       Per-Share
                                     (Numerator)     (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                                     -----------     -------------    ------      -----------   -------------    ------
Basic EPS
 Income available to
  common shareholders                 $1,121,000       2,000,000     $     0.56   $ 1,825,000     2,000,000     $    0.91
                                                                     ==========                                 =========

 Effect of dilutive securities -
 Stock options (Note D)                        0               0                            0             0
                                      ----------       ---------                  -----------     ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                         $1,121,000       2,000,000     $     0.56   $ 1,825,000     2,000,000     $    0.91
                                      ==========       =========     ==========   ===========     =========     =========

NOTE D - COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2001, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 84 months. At June 30, 2001, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of June 30, 2001, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 2001


NOTE D - COMPENSATION PLANS (Continued)

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2001, no options were granted under the Director Plan.
The weighted average remaining contractual life of currently outstanding options is 84 months. At June 30, 2001, 13,000 options were outstanding and options for 17,000 shares of common stock were reserved for future issuance for the Director Plan. As of June 30, 2001, no options had been exercised under the Director Plan and 7,000 options had expired unexercised.

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

                                            Three Months Ended June 30,
                                 -------------------------------------------------
                                         2001                       2000
                                 -----------------------  ------------------------
                                 As Reported  Pro Forma    As Reported   Pro Forma
                                 -----------  ---------    -----------   ---------
Net income                       $  366,000   $  362,000   $  872,000   $  868,000
                                 ==========   ==========   ==========   ==========

Net income per share - basic     $     0.18   $     0.18   $     0.44   $     0.43
                                 ==========   ==========   ==========   ==========

                                             Six Months Ended June 30,
                                 -------------------------------------------------
                                           2001                       2000
                                 ----------------------  -------------------------
                                 As Reported  Pro Forma    As Reported   Pro Forma
                                 -----------  ---------    -----------   ---------
Net income                       $1,121,000   $1,113,000   $1,825,000   $1,817,000
                                 ==========   ==========   ==========   ==========

Net income per share - basic     $     0.56   $     0.56   $     0.91   $     0.91
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

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                 June 30, 2001


NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage
of average total consolidated assets) of 4% is required.   The following table
contains the capital ratios for the Corporation and each subsidiary as of June 30, 2001 and 2000.

                                             2001                                     2000
                                   ------------------------------------------------------------------------
                                        Combined Capital                         Combined Capital
 Entity                      Tier 1 (Tier 1 and Tier 2) Leverage        Tier 1 (Tier 1 and Tier 2) Leverage

Consolidated..............   10.10%         11.33%         7.09%        9.88%         11.13%         6.89%
First Century Bank, N.A...    9.80%         11.02%         6.84%        9.72%         10.97%         6.76%

NOTE F - RECENT ACCOUNTING DEVELOPMENTS

The FASB has issued Statements of Financial Accounting Standards No. 141 (FAS
141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, Business Combinations, that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.
It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

The Company is currently evaluating the effect of adopting these pronouncements.

                        FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARY


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 June 30, 2001

During the second quarter of 2001 net income decreased $506,000 or 58.0% from the $872,000 earned during the second three months of 2000, to $366,000 earned during the same period in 2001. This decrease in earnings was attributable to two primary factors. First, the net interest margin decreased approximately $192,000 or 4.9% when compared to the second quarter of 2000, due to the rapidly declining interest rate environment during the first half of 2001. Secondly, earnings were impacted by an increase in the provision for loan losses of $508,000, due principally to the deterioration of certain commercial loans in the Corporation's loan portfolio. This deterioration has developed due to the slowing economy in the Corporation's primary trade area. An additional loss provision was made as a result of management's efforts to strengthen the review and classification processes for the loan portfolio. Management believes that the Corporation will probably experience higher than normal loan loss provisions into the third and fourth quarters of 2001, because the local economy continues to be sluggish, and because of potential losses that may be experienced due to recent major flooding in southern West Virginia. Earnings per share decreased from $0.44 for the second quarter of 2000 to $0.18 for the three-month period ended June 30, 2001.

When compared to the first quarter of 2001, net income decreased $389,000, from $755,000 for the quarter ended March 31, 2001, to $366,000 for the quarter ended June 30, 2001. The net interest margin increased $176,000, or 4.9%. This increase was primarily offset, as was previously mentioned, by an increase in the provision for loan losses of $647,000 when compared with the first quarter of 2001. Earnings per share decreased $0.20 per share from $0.38 per share for the quarter ended March 31, 2001, to $0.18 per share for the quarter ended June 30, 2001.

Net income was $1,121,000 for the first six months of 2001 which was a decrease of $704,000, or 38.6%, over the 2000 level of $1,825,000. The interest margin decreased $471,000, or 6.0%, from $7,835,000 for the period ended June 30, 2000 to $7,364,000 for the six-month period ended June 30, 2001. This decrease was attributable to the repricing that occurred in the loan portfolio as a result of the rapidly falling interest rate environment experienced through the first six months of 2001. Noninterest income, net of securities transactions increased $188,000, or 12.1%. All components of noninterest income improved, reflecting enhanced pricing strategies for the Corporation's products and services. Noninterest expenses increased $374,000, or 6.2%, to $6,382,000 for the six months ended June 30, 2001, from $6,008,000 for the same period in 2000. This included additional personnel expense of approximately 3.2%, as well as, an additional $180,000 in expenses for selling repossessed automobiles and other real estate owned.

Earnings per share for the six-month period ended June 30, 2001 were $0.56 compared to $0.91 per share for 2000. The Corporation's performance through June 30, 2001 reflects an annualized return on average assets of 0.60% and a return on average equity of 6.92%.

Total assets decreased slightly from December 31, 2000 to June 30, 2001. Total assets at June 30, 2001 were approximately $373.4 million as compared to approximately $374.2 million at December 31, 2000. The loan portfolio decreased 0.8% during this six-month period, to approximately $242.8 million. The investment portfolio decreased approximately $8.4 million, or 9.0%, during this same period. During the first half of 2001, a significant portion of the Corporation's investment portfolio with callable features was called because of the dramatically lower interest rate environment. Total deposits decreased by $5.0 million to $322.3 million at June 30, 2001 from $327.3 million at December 31, 2000. The decrease in deposits was in both the interest-bearing and noninterest-bearing categories. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

                        FIRST CENTURY BANKSHARES, INC.
                               AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                                 June 30, 2001

The FASB has issued Statements of Financial Accounting Standards No. 141 (FAS
141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, Business Combinations, that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.
It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

The Company is currently evaluating the effect of adopting these pronouncements.


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

                        FIRST CENTURY BANKSHARES, INC.
                               AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 17, 2001. Total outstanding shares were 2,000,000 at April 17, 2001. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fifteen (15) nominees for director to serve for a term of one year.

     Nominee                  Shares For  Shares Against  Abstentions
     -------                  ----------  --------------  -----------
Paul Cole, Jr.                 1,720,239       1,557          --
Eustace Frederick              1,721,296         500          --
B. L. Jackson, Jr.             1,717,248       4,548          --
Robert M. Jones, Jr., M.D.     1,721,796          --          --
Marshall S. Miller             1,714,752       7,044          --
Charles A. Peters              1,717,248       4,548          --
C. E. Richner                  1,721,796          --          --
Byron K. Satterfield           1,717,248       4,548          --
John H. Shott                  1,714,752       7,044          --
Scott H. Shott                 1,714,752       7,044          --
Walter L. Sowers               1,721,796          --          --
Wm. Chandler Swope             1,714,976       6,820          --
J. Brookins Taylor, M.D.       1,721,296         500          --
Frank W. Wilkinson             1,714,752       7,044          --
R. W. Wilkinson                1,717,248       4,548          --

(2) To ratify the selection of PricewaterhouseCoopers, LLP to serve as independent auditors for the registrant for the year ending December 31, 2001. Shares for: 1,721,088; Shares against: 0; Abstentions: 709.



Item 6 - Exhibits and Reports on Form 8-K.

                    (a.) None

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

 (Registrant)                       First Century Bankshares, Inc.
                                    ------------------------------

                                    By: /s/ J. Ronald Hypes
                                       --------------------
                                    J. Ronald Hypes, Treasurer
                                    (Principal Accounting and Financial Officer)

                                    Date: August 13, 2001
                                    ---------------------