Form 10-Q
period 2001-09-30
FIRST CENTURY BANKSHARES INC
filed 2001-11-13
CIK 723594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2001

                                       or

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


   The number of shares outstanding of the registrant's $1.25 par value common stock, as of November 12, 2001, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                     INDEX




PART I.  FINANCIAL INFORMATION
                                                                             Page
                                                                             ----
     Financial Statements

          Consolidated Statements of Financial Condition..............         3

          Consolidated Statements of Income and Comprehensive Income..         4

          Consolidated Statements of Cash Flows.......................         5

          Consolidated Statements of Changes in Stockholders' Equity..         6

     Notes to Consolidated Financial Statements.......................     6 - 9

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10 - 11

     Quantitative and Qualitative Disclosures about Market Risk.......        11

PART II.  OTHER INFORMATION

     Exhibits and Reports on Form 8-K .................................       12

     SIGNATURES .......................................................       12


The total number of pages of the Form 10-Q Quarterly Report is twelve (12) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      (Dollars in thousands, except per share data)
                                                                             September 30,        December 31,
                                                                                2001                 2000
ASSETS                                                                       (Unaudited)           (Audited)
                                                                         -----------------    -----------------
Cash and due from banks                                                      $      16,499        $      14,118
Interest-bearing balances with banks                                                 3,528                1,627
Federal funds sold                                                                   4,000                   --
Securities available for sale:  (cost approximated $73,854 at
          September 30, 2001, and $80,821 at December 31, 2000)                     76,034               81,267
Securities held to maturity:  (market value approximated $11,591 at
          September 30, 2001 and $10,368 at  December 31, 2000)                     11,340               10,323
Federal Home Loan Bank and Federal Reserve Bank Stock                                1,226                1,180
Loans                                                                              249,701              244,727
     Less allowance for loan losses                                                  3,180                3,180
                                                                             -------------        -------------
Net loans                                                                          246,521              241,547
Premises and equipment                                                              10,520               10,487
Real estate owned other than bank premises                                           1,068                1,001
Other assets                                                                         5,530                6,999
Goodwill and other intangible assets                                                 5,289                5,627
                                                                             -------------        -------------
     TOTAL ASSETS                                                            $     381,555        $     374,176
                                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                     $      39,906        $      35,511
     Interest-bearing                                                              283,864              291,825
                                                                             -------------        -------------
          Total deposits                                                           323,770              327,336
Federal funds purchased and securities sold under
     agreements to repurchase                                                       22,506               13,461
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                     26                   26
Other liabilities                                                                    2,163                1,671
                                                                             -------------        -------------
     TOTAL LIABILITIES                                                             348,465              342,494
                                                                             -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000
     Shares issued and outstanding: 2,000,000                                        2,500                2,500
Paid-in capital                                                                        785                  785
Retained earnings                                                                   28,371               28,121
Accumulated other comprehensive income, net of tax                                   1,434                  276
                                                                             -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     33,090               31,682
                                                                             -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     381,555        $     374,176
                                                                             =============        =============

See accompanying notes to consolidated financial statements

                          FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
          (Unaudited)                                     Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                          ------------------                         -----------------
                                                                  (Dollars in thousands, except per share data)
                                                         2001               2000               2001              2000
                                                     ------------      -------------      -------------     -------------
INTEREST INCOME
Interest and fees on loans                             $      4,957      $       5,602      $      15,087     $      16,352
Interest on balances with banks                                  66                 58                221               119
Interest and dividends from securities available
  for sale:
     Taxable                                                  1,191              1,356              3,737             3,995
Interest and dividends from securities held to
  maturity:
     Taxable                                                     19                 15                 50                41
     Tax-exempt                                                 123                133                372               332
Interest on federal funds sold                                   42                 15                 91                65
                                                       ------------      -------------      -------------     -------------
     TOTAL INTEREST INCOME                                    6,398              7,179             19,558            20,904

INTEREST EXPENSE
Interest on time certificates of $100,000 or more               448                506              1,471             1,396
Interest on other deposits                                    1,893              2,408              6,357             7,027
Interest on federal funds purchased and
 securities sold under agreements to repurchase                 143                220                452               592
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                     2                 --                  2                 9
                                                       ------------      -------------      -------------     -------------
     TOTAL INTEREST EXPENSE                                   2,486              3,134              8,282             9,024
                                                       ------------      -------------      -------------     -------------
Net interest income                                           3,912              4,045             11,276            11,880
Provision for loan losses                                       915                491              1,952               999
                                                       ------------      -------------      -------------     -------------
Net interest income after provision for loan losses           2,997              3,554              9,324            10,881

NONINTEREST INCOME
Income from fiduciary activities                                300                500                980             1,100
Other operating income                                          589                531              1,646             1,480
Securities losses                                                 1                 --                  1               (40)
                                                       ------------      -------------      -------------     -------------
     TOTAL NONINTEREST INCOME                                   890              1,031              2,627             2,540

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                  1,570              1,493              4,630             4,459
Premises and equipment expense                                  484                439              1,304             1,289
Other noninterest expense                                     1,330              1,140              3,832             3,332
                                                       ------------      -------------      -------------     -------------
     TOTAL NONINTEREST EXPENSE                                3,384              3,072              9,766             9,080
                                                       ------------      -------------      -------------     -------------

Income before income taxes                                      503              1,513              2,185             4,341
Provision for income taxes                                      174                534                735             1,537
                                                       ------------      -------------      -------------     -------------
NET INCOME                                                      329                979              1,450             2,804
                                                       ------------      -------------      -------------     -------------

Other comprehensive income, net of tax                          601                680              1,158               498
                                                       ------------      -------------      -------------     -------------
COMPREHENSIVE INCOME                                   $        930      $       1,659      $       2,608     $       3,302
                                                       ============      =============      =============     =============

NET INCOME PER COMMON SHARE:
     Basic                                             $       0.16      $        0.49      $        0.73     $        1.40
     Diluted                                           $       0.16      $        0.49      $        0.73     $        1.40
AVERAGE SHARES OUTSTANDING:
     Basic                                                2,000,000          2,000,000          2,000,000         2,000,000
     Diluted                                              2,000,000          2,000,000          2,000,000         2,000,000



See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                        Nine Months Ended
                                                                                     September 30,
                                                                                    -----------------
                                                                                  (Dollars in thousands)
                                                                                2001                2000
                                                                         ------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $       1,450       $          2,804
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                   1,952                    999
     Depreciation and amortization                                                 967                    972
     Securities (gains) losses                                                      (1)                    40
     Net investment accretion                                                     (122)                    (1)
     (Increase) decrease in interest receivable and other assets                 2,299                 (1,240)
     Increase in interest payable and other liabilities                            199                    306
                                                                         -------------         --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        6,744                  3,880

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity                                   (2,237)                (1,779)
     Purchases of securities available for sale                                (46,012)               (20,410)
     Purchases of Federal Home Loan Bank Stock                                     (46)                   (25)
     Proceeds from maturities and calls of securities held to
      maturity                                                                   1,190                    816
     Proceeds from maturities and calls of securities available for
      sale                                                                      49,509                 10,472
     Proceeds from sales of securities available for sale                        1,428                  4,967
     Net (increase) decrease in loans                                           (5,706)                 1,095
     Acquisition of fixed assets                                                  (867)                  (322)
                                                                         -------------         --------------
NET CASH USED BY INVESTING ACTIVITIES                                           (2,741)                (5,186)
                                                                         -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits                      1,383                 (2,126)
     Net increase (decrease) in time deposits                                   (4,949)                 9,390
     Net increase in short-term borrowings                                       9,045                    510
     Cash dividends paid                                                        (1,200)                (1,200)
                                                                         -------------         --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        4,279                  6,574
                                                                         -------------         --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        8,282                  5,268
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                         15,745                 18,611
                                                                         -------------         --------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                               $      24,027         $       23,879
                                                                         =============         ==============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                            $       8,128         $        8,582
     Income taxes                                                                  714                  1,568


See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
  IN STOCKHOLDERS' EQUITY
          (Unaudited)                                                              Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                                 (Dollars in thousands)
                                                                             2001                  2000
                                                                         -------------        -------------
BALANCE, JANUARY 1,                                                      $      31,682        $      28,874
Net income                                                                       1,450                2,804
Cash dividends declared - $0.60 per share in 2001 and 2000                       1,200                1,200
Other comprehensive income, net of tax                                           1,158                  498
                                                                         -------------        -------------
BALANCE, SEPTEMBER 30,                                                   $      33,090        $      30,976
                                                                         =============        =============

See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the nine-month period ended September 30, 2001, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three and nine-month periods ended September 30, 2001 and 2000 is as follows:


                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                           --------------------                   -----------------
                                                                             (Dollars in thousands)
                                                           2001              2000               2001              2000
                                                       -----------        ----------        -----------        ----------
Unrealized holding gains arising during the period     $       896       $     1,025        $     1,736        $      709
Reclassification adjustment for (gains) losses
     included in net income                                     (1)               --                 (1)               40
                                                       -----------        ----------        -----------        ----------
Other comprehensive income before tax                          895             1,025              1,735               749
Income tax expense related to other
     comprehensive income                                     (294)             (345)              (577)             (251)
                                                       -----------        ----------        -----------        ----------
Other comprehensive income                             $       601       $       680        $     1,158        $      498
                                                       ===========        ==========        ===========        ==========

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 2001

NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2001 and 2000:

                                                     For the three months ended September 30,
                                      ----------------------------------------------------------------------------
                                                    2001                                   2000
                                      -------------------------------------    -----------------------------------
                                       Income           Shares    Per-Share     Income        Shares     Per-Share
                                     (Numerator)    (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                     -----------    -------------   ------    -----------  -------------   ------
Basic EPS
 Income available to
  common shareholders                 $329,000        2,000,000     $0.16      $979,000       2,000,000    $0.49
                                                                    =====                                  =====
 Effect of dilutive securities -
 Stock options (Note D)                      0                0                       0               0
                                      --------        ---------     -----      --------       ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                         $329,000        2,000,000     $0.16      $979,000       2,000,000    $0.49
                                      ========        =========     =====      ========       =========    =====



                                                     For the three months ended September 30,
                                      ----------------------------------------------------------------------------
                                                    2001                                   2000
                                      -------------------------------------    -----------------------------------
                                       Income           Shares    Per-Share     Income        Shares     Per-Share
                                     (Numerator)    (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                     -----------    -------------   ------    -----------  -------------   ------

Basic EPS
 Income available to
  common shareholders               $1,450,000        2,000,000     $0.73    $2,804,000       2,000,000    $1.40
                                                                    =====                                  =====
 Effect of dilutive securities -
 Stock options (Note D)                      0                0                       0               0
                                      --------        ---------     -----      --------       ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                       $1,450,000        2,000,000     $0.73    $2,804,000       2,000,000    $1.40
                                    ==========        =========     =====    ==========       =========    =====


NOTE D - COMPENSATION PLANS

The Corporation has two stock option plans. The 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the nine months ended September 30, 2001, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 81 months. At September 30, 2001, 58,470 options were outstanding and options for 111,530 shares of common stock were reserved for future issuance for the Officer Plan. As of September 30, 2001, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 2001


NOTE D - COMPENSATION PLANS (Continued)

The Corporation's second plan, the 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the nine months ended September 30, 2001, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 81 months. At September 30, 2001, 13,000 options were outstanding and options for 17,000 shares of common stock were reserved for future issuance for the Director Plan. As of September 30, 2001, no options had been exercised under the Director Plan and 7,000 options had expired unexercised.

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


                                            Nine Months Ended September 30,
                                    -------------------------------------------------
                                            2001                      2000
                                    ----------------------    ------------------------
                                    As Reported  Pro Forma    As Reported   Pro Forma
                                    -----------  ---------    -----------  ----------
Net income                          $  329,000   $  325,000   $  979,000   $  975,000
                                    ==========   ==========   ==========   ==========
Net income per share - basic        $     0.16   $     0.16   $     0.49   $     0.49
                                    ==========   ==========   ==========   ==========



                                            Nine Months Ended September 30,
                                    -------------------------------------------------
                                            2001                      2000
                                    ----------------------    ------------------------
                                    As Reported  Pro Forma    As Reported   Pro Forma
                                    -----------  ---------    -----------  ----------
Net income                          $1,450,000   $1,438,000   $2,804,000   $2,792,000
                                    ==========   ==========   ==========   ==========
Net income per share - basic        $     0.73   $     0.72   $     1.40   $     1.40
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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                               September 30, 2001


NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average
total consolidated assets) of 4% is required.   The following table contains the
capital ratios for the Corporation and each subsidiary as of September 30, 2001 and 2000.


                                               2001                                         2000
                                        ----------------------------             ----------------------------
                                         Combined Capital                         Combined Capital
 Entity                       Tier 1    (Tier 1 and Tier 2) Leverage   Tier 1    (Tier 1 and Tier 2) Leverage
 ------                       ------    ----------------------------   ------    ----------------------------
Consolidated..............    9.90%           11.10%         7.04%     10.27%         11.52%           7.07%
First Century Bank, N.A...    9.60%           10.79%         6.82%     10.07%         11.32%           6.90%


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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               September 30, 2001

During the third quarter of 2001 net income decreased $650,000 or 66.4% from the $979,000 earned during the third three-month period of 2000, to $329,000 earned during the same period in 2001. This decrease in earnings was attributable to two primary factors. First, the net interest margin decreased approximately $133,000 or 3.3% when compared to the third quarter of 2000, due to the rapidly declining interest rate environment during 2001. Secondly, earnings were affected by an increase in the provision for loan losses of $424,000, due principally to the deterioration of certain commercial loans in the Corporation's loan portfolio. This deterioration also contributed to an increase in noninterest expense of approximately $312,000, or 10.2%, as the Corporation liquidated collateral associated with these loans. Earnings were in line with management's expectations for the third quarter. The Corporation is focusing on efforts to improve earnings to more normal levels in the fourth quarter of 2001. Earnings per share decreased from $0.49 for the third quarter of 2000 to $0.16 for the three-month period ended September 30, 2001.

When compared to the second quarter of 2001, net income decreased $37,000, from $366,000 for the quarter ended June 30, 2001, to $329,000 for the quarter ended September 30, 2001. The net interest margin increased $142,000, or 3.8%. This increase was primarily offset, as was previously mentioned, by an increase in the provision for loan losses of $73,000 when compared with the second quarter of 2001. Earnings per share decreased $0.02 per share from $0.18 per share for the quarter ended June 30, 2001, to $0.16 per share for the quarter ended September 30, 2001.

Net income was $1,450,000 for the first nine months of 2001 which was a decrease of $1,354,000, or 48.3%, over the 2000 level of $2,804,000. The interest margin decreased $604,000, or 5.1%, from $11,880,000 for the period ended September 30, 2000 to $11,276,000 for the nine-month period ended September 30, 2001. This decrease was attributable to the repricing that occurred in the loan and investment portfolios as a result of the rapidly falling interest rate environment experienced through the first nine months of 2001. Additionally, the provision for loan losses increased approximately $953,000, or 95.4%, from $999,000 for the nine-month period ended September 30, 2000 to $1,952,000 for the same period in 2001. Management is focusing on reducing future loan losses as a primary strategy to return the Corporation to more normal levels of profitability. Noninterest income, net of securities transactions increased $46,000, or 1.8%. All components of noninterest income improved, reflecting enhanced pricing strategies for the Corporation's products and services. Noninterest expenses increased $686,000, or 7.6%, to $9,766,000 for the nine months ended September 30, 2001, from $9,080,000 for the same period in 2000. This included additional personnel expense of approximately 3.8%, as well as, an additional $290,000 in expenses for selling repossessed automobiles and other real estate owned.

Earnings per share for the nine-month period ended September 30, 2001 were $0.73 compared to $1.40 per share for 2000. The Corporation's performance through September 30, 2001 reflects an annualized return on average assets of 0.51% and a return on average equity of 5.94%.

Total assets increased approximately 2.0% from December 31, 2000 to September 30, 2001. Total assets at September 30, 2001 were approximately $381.6 million as compared to approximately $374.2 million at December 31, 2000. The loan portfolio increased 2.0% during this nine-month period, to approximately $249.7 million. Nonperforming assets, including nonaccrual loans, loans past-due over 90 days and other real estate owned, showed continued improvement during the third quarter of 2001. Nonperforming assets as a percentage of total loans improved from 4.2% at December 31, 2000, to 2.4% at September 30, 2001. The investment portfolio decreased approximately $4.2 million, or 4.5%, during this same period. Total interest-bearing deposits decreased by $7.9 million to $283.9 million at September 30, 2001 from $291.8 million at December 31, 2000. Total noninterest-bearing deposits increased by $4.4 million to $39.9 million at September 30, 2001 from $35.5 million at December 31, 2000. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                               September 30, 2001

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

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

          (a.) None

          (b.) Reports on Form 8-K

          1. On July 30, 2001, the Corporation filed a current report on Form 8-K announcing its earnings for the six-month period ended June 30, 2001.


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

 (Registrant)                     First Century Bankshares, Inc.
                                  ------------------------------

                                  By: /s/ J. Ronald Hypes
                                      -------------------------
                                      J. Ronald Hypes, Treasurer
                                      (Principal Accounting and
                                      Financial Officer)

                                  Date:  November 12, 2001
                                         ------------------