Form 10-K405
period 2001-12-31
FIRST CENTURY BANKSHARES INC
filed 2002-03-22
CIK 723594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549
                                   FORM 10-K
                                   ---------

    [X]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934
                  For the fiscal year ended December 31, 2001

                                      OR

   [_]  Transition Report Pursuant to Section 13 or 15 (d) or the Securities
                             Exchange Act of 1934
         For the transition period from _____________ to _____________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was $23,451,170 and the number of shares outstanding of the registrant's common stock was 2,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the annual shareholders report for the fiscal year ended
         December 31, 2001 are incorporated by reference into Part II.

   Portions of the proxy statement for the annual shareholders meeting to be held April 16, 2002, are incorporated by reference into Part III.

         Total number of pages, including cover page and exhibits - 72

                        FIRST CENTURY BANKSHARES, INC.
                         2001 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                    PART I
ITEM 1.  BUSINESS.........................................................   3
ITEM 2.  PROPERTIES.......................................................   7
ITEM 3.  LEGAL PROCEEDINGS................................................   7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   7

                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS.................................................   7
ITEM 6.  SELECTED FINANCIAL DATA..........................................   8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS.................................   8
ITEM 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES
      ABOUT MARKET RISK...................................................   8
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   8
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE.................................   8

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   9
ITEM 11.  EXECUTIVE COMPENSATION..........................................   9
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT......................................................   9
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   9

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
      AND REPORTS ON FORM 8-K........................................   9 - 10
SIGNATURES...........................................................  11 - 12

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

   During 2001, the Corporation formed a financial subsidiary, First Century Financial Services, LLC, ("FCFSLLC"). This entity will conduct the Corporation's insurance activities through its investment in the Banker's Insurance Corporation, a relationship with 67 community banks, which will offer a full range of insurance products and services. This entity was formed with a minimal capital investment.

   Substantially, all of the operations of the Corporation are carried on through FCBNA which is the Registrant's only banking subsidiary. The officers and directors of the Corporation, who are also officers and directors of FCBNA, receive their entire compensation from FCBNA. The Corporation's executive offices are located at 500 Federal Street, Bluefield, West Virginia.

   The Registrant's principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary bank. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant's 2001 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

   In addition to the main office, FCBNA currently operates ten additional branches in Mercer, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2001, FCBNA had 170 full-time employees and 13 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

COMPETITION

   Vigorous and intense competition exists in all areas where the Registrant and its subsidiaries are engaged in business, generally from other banks located in southern West Virginia and southwestern Virginia. However, this competition is not only limited to other commercial banks. The subsidiaries also compete for certain lines of business with savings and loan associations, mortgage companies, credit unions, consumer finance companies, leasing companies, insurance companies, mutual funds and brokerage firms. Significant competition also exists from state-wide and nation-wide bank holding companies located in West Virginia and Virginia, which have offices in the communities the Registrant serves. These institutions are larger in terms of capital, resources and personnel. This requires that the Registrant place a high emphasis on quality service, with a significant amount of personal attention, in order to effectively compete with these larger institutions. Management feels that this competitive environment will continue in the markets in which the Registrant currently operates.

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

SUPERVISION AND REGULATION

The Corporation is under the jurisdiction of the United States Securities and Exchange Commission and the State of West Virginia's Secretary of State with respect to matters relating to the offer and sale of its securities and matters relating to reporting to such commissions and to its shareholders. The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states where the Corporation and its subsidiaries operate. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals, rather than for the protection of security holders.

   Several of the more significant regulatory provisions applicable to the Corporation and its subsidiaries are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

   The Corporation is a financial holding company under the Bank Holding Company Act of 1956 ("BHCA"), as amended, and is regulated by the Federal Reserve. As a financial holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Corporation and each subsidiary. The Bank Holding Company Act requires every financial holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that bank holding company.

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

   The BHCA permits the Corporation to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the Federal Reserve if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company's consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the financial holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the financial holding company is not the subject of any unresolved supervisory issues.

   The BHCA further provides that the Federal Reserve will not approve any acquisition, merger or consolidation (i) which would result in a monopoly, (ii) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States,
(iii) the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country or (iv) which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in the probable effect of the transaction meeting the convenience and needs of the community to be served.

   Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the BHCA on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities for loans to any borrower. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the regulations of the Federal Reserve, a financial holding company through its banking subsidiaries is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. The Federal Reserve possesses cease and desist powers over financial holding companies and their non-bank subsidiaries if their actions are unsafe or unsound practices or violations of law.

  In November 1999, Congress passed the "Gramm-Leach-Bliley" Financial Services Modernization Act (the "GLB Act") which repealed two provisions of the Glass-Stegall Act that previously separated banking, insurance, and securities activities. The GLB Act creates a new financial services structure, the financial holding company, under the BHCA. Financial holding companies will be able to engage in any activity that is deemed (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the BHCA. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature.

  The GLB Act also contains a number of other provisions that will affect the Corporation's operations and the operations of all financial institutions. One of the new provisions, which became effective on July 1, 2000, relates to the financial privacy of consumers. Federal banking regulators issued final regulations in November 2000 related to consumer privacy which limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

  The GLB Act adopts a system of functional regulation where the nature of the activity rather than the type of institution determine the primary regulator. Although the Federal Reserve Board (the "FRB") is the umbrella supervisor of financial holding companies, the GLB Act limits the FRB's power to supervise and conduct examinations of affiliated companies of the financial holding company. Rather, under the provisions of the GLB Act, the securities activities would be regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate bank regulator.

As a financial holding company doing business in Virginia and West Virginia, the Corporation is also subject to regulation by the Virginia State Corporation Commission and the West Virginia Board of Banking and Financial Institutions and must submit annual reports to the Virginia Bureau of Financial Institutions and to the West Virginia Division of Banking. Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including any depository institutions affiliated therewith, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of such total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the Commissioner of Banking for good cause shown.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires that a financial holding company guarantee that any "undercapitalized" (as defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would be necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

  On August 2, 1995, the Federal Reserve and other banking agencies issued their final rule to implement the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. This final rule amends the capital standards to specify that the banking agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates.

  Failure to meet applicable capital guidelines could subject the financial holding company to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and termination of deposit insurance by the FDIC, as well as to the measures described under FDICA as applicable to undercapitalized institutions.

   As of December 31, 2001, the regulatory capital ratios of the Corporation and FCBNA are set forth in the table in Note 16 of the notes of the accompanying consolidated financial statements.

   FCBNA operates as a national banking association subject to examination by the Office of the Comptroller of the Currency (the "OCC"). The OCC regulates all areas of a national bank's operations, both commercial and trust, including loans, deposits, mergers, branches and payments of dividends. FCBNA, by means of its national charter, is also a member of the Federal Reserve System, and as such, is affected by the monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the reserve requirement for member banks, and changes in the discount rate for member bank borrowings. FCBNA is also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major function of the FDIC with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of the depositors.

   The OCC also administers a number of federal statutes that apply to national banks such as the Depository Institution Management Interlocks Act, the International Lending Supervision Act of 1983 and the Community Reinvestment Act of 1977 ("CRA"). CRA requires that, in connection with their examinations of financial institutions, the OCC shall evaluate the record of FCBNA in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the OCC, issued a new joint rule which became effective for FCBNA in 1997 related to evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a national bank by applying lending, investment, and service tests. The OCC assigns a rating to a national bank based on the bank's performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, FCBNA is required to collect and report to the OCC extensive demographic and loan data. FCBNA received a "satisfactory" rating in its most recent CRA examination.

   The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") increased the ability of financial holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Board of Governors of the Federal Reserve System, and subject to nationwide and statewide concentration limits, the Corporation and any other bank holding company located in West Virginia may acquire or merge with a bank located in any other state and a bank holding company located outside of West Virginia may acquire or merge with any West Virginia-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Interstate Banking Act also permits de novo branching provisions. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less. FCBNA, under the provisions of the Riegle-Neal Act, is headquartered in West Virginia and operates branches in both West Virginia and Virginia.

   FCBNA is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. The amount of stock owned is based on the member's balance of residential mortgages and the balance of outstanding advances from the FHLB. The FHLB makes advances to members in accordance with policies and procedures established by its Board of Directors. FCBNA is authorized to borrow funds from the FHLB to meet demands for withdrawals of deposit accounts, to meet seasonal requirements, to fund expansion of the loan portfolio, or for general asset/liability management. Advances may be made on a secured or unsecured basis depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances. Collateral on secured advances may be in the form of first mortgages on 1-4 family real estate, government securities, or other assets acceptable to the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and general market conditions.

   In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiary, FCFSLLC, are subject to supervision and regulation by state insurance authorities. FCFSLLC, a limited liability company organized under the laws of West Virginia, is a minority owner of a multi-bank owned insurance agency located in Virginia. Although FCFSLLC does not engage in the insurance business directly, it is, nevertheless, subject to supervision, regulation and examination by the Insurance Commissions of Virginia and West Virginia.

   In view of the changing conditions in the national economy and the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand of the business and earnings of the Corporation or its subsidiaries.

STATISTICAL DISCLOSURE

   The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 20 of the accompanying 2001 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K annual report as Exhibit 13.

ITEM 2.  PROPERTIES

   The executive offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. There are eleven properties owned or leased by FCBNA consisting of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries. Eight of these offices are owned and three are leased.

ITEM 3.  LEGAL PROCEEDINGS

   Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business, except as follows:

   In First Century Bank, National Association, v. Community National Bank, in the United States District Court, Western District of Virginia, Roanoke Division, Case No.7:00CV00904, FCBNA brought suit against the defendant seeking recovery of approximately $3,400,000 plus interest and costs related to the dishonor of checks presented for payment by FCBNA as a depository bank and violations of Regulation CC of The Code of Federal Regulations, Part 229 of Title 12. The defendant has filed third party complaints against additional parties. While the net recovery cannot be stated with reasonable certainty, the claims asserted against the defendant are valid and a recovery is expected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2001.

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

   Page 18 of the 2001 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in
Note 16 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant's common stock after the conclusion of each calendar quarter.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data required by this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of the Registrant's 2001 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 20 of the accompanying 2001 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management's discussion and analysis should be read in conjunction with the related financial statements and notes thereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section of Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 12 through 13; and Note 15, Financial Instruments, Concentrations of Credit and Fair Values, appearing on pages 38 through 39 of the accompanying 2001 Annual Report to Stockholders, and is incorporated by reference in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following financial statements and report of independent accountants for the years ended December 31, 2001, 2000, and 1999, which are included in the Corporation's 2001 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference:
   The report of independent accountants on page 43 of the Registrant's 2001 Annual Report to Stockholders reflects an unqualified opinion on the 2001 and 2000 consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, issued by PricewaterhouseCoopers LLP, Greensboro, North Carolina, the Registrant's independent accountant for those years.

                                                     Reference to
                                                  2001 Annual Report
                                                  ------------------
Consolidated Statements of Financial Condition          Page 21
Consolidated Statements of Income
 and Comprehensive Income                               Page 22
Consolidated Statements of Cash Flows                   Page 23
Consolidated Statements of Changes
 in Stockholders' Equity                                Page 24
Notes to Consolidated Financial
 Statements                                       Pages 25 through 42
Report of Independent Accountants                       Page 43


   The supplementary financial information required by this item is set forth in
Note 17 of "Notes to Consolidated Financial Statements" on Page 41 of the Corporation's 2001 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 22, 2002 (which is not later than 120 days after December 31, 2001, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

   Management remuneration has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 22, 2002, (which is not later than 120 days after December 31, 2001, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the Commission on or about March 22, 2002, (which is not later than 120 days after December 31, 2001, the close of the fiscal year of Registrant): and such information is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain relationships and related transactions has been omitted in accordance with General Instruction G since Registrant has filed its definitive proxy statement with the commission on or about March 22, 2002, (which is not later than 120 days after December 31, 2001, the close of the fiscal year of Registrant): and is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.
        See Item 8 on Page 8 of this document for a listing of all Financial Statements, Accountants' Report, and Supplementary Data.

    2. Financial Statement Schedules.
        All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(b) Reports on Form 8-K.
        On November 2, 2001, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended September 30, 2001.

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

        b.  Employment agreement between the Corporation and Byron K.
            Satterfield.

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

  (Registrant)       First Century Bankshares, Inc.

                   BY:  /s/ J. Ronald Hypes
                      ------------------------------------------
                   J. Ronald Hypes, Treasurer
                   (Principal Accounting & Financial Officer)

                   DATE:     March 21, 2002
                        ----------------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:  /s/ B. L. Jackson                         Date:   March 19, 2002
   ----------------------------------------         --------------------
B. L. Jackson, Jr., Chairman of the Board
 and Director


BY:  /s/ R. W. Wilkinson                       Date:   March 19, 2002
   ----------------------------------------         --------------------
R. W. Wilkinson, President & Chief
 Executive Officer & Director
 (Principal Executive Officer)


BY:  /s/ Charles A. Peters                     Date:   March 19, 2002
   ----------------------------------------         --------------------
Charles A. Peters, Secretary and Director


BY:  /s/ Paul Cole, Jr.                        Date:   March 19, 2002
   ----------------------------------------         --------------------
Paul Cole, Jr., Director


BY:  /s/ Eustace Frederick                     Date:   March 19, 2002
   ----------------------------------------         --------------------
Eustace Frederick, Director


BY:  /s/ Robert M. Jones, Jr.                  Date:   March 19, 2002
   ----------------------------------------         --------------------
Robert M. Jones, Jr., M.D., Director


BY:________________________________________    Date:____________________
Marshall S. Miller, Director


BY:________________________________________    Date:____________________
C. E. Richner, Director


BY:________________________________________    Date:____________________
Byron K. Satterfield, Director

BY:  /s/ John H. Shott                         Date:   March 19, 2002
   ----------------------------------------         --------------------
John H. Shott, Director


BY:________________________________________    Date:____________________
Scott H. Shott, Director


BY:________________________________________    Date:____________________
Walter L. Sowers, Director


BY:  /s/ Wm. Chandler Swope                    Date:   March 19, 2002
   ----------------------------------------         --------------------
Wm. Chandler Swope, Director


BY:  /s/ J. Brookins Taylor, M. D.             Date:   March 19, 2002
   ----------------------------------------         --------------------
J. Brookins Taylor, M. D., Director


BY:  /s/ Frank W. Wilkinson                    Date:   March 19, 2002
   ----------------------------------------         --------------------
Frank W. Wilkinson, Director