Form 10-Q
period 2002-03-31
FIRST CENTURY BANKSHARES INC
filed 2002-05-14
CIK 723594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.,  20549


                                   FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2002

                                       or

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


  The number of shares outstanding of the registrant's $1.25 par value common stock, as of May 10, 2002, was 2,000,000 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION

Financial Statements

          Consolidated Statements of Financial Condition..............                     3

          Consolidated Statements of Income and Comprehensive Income..                     4

          Consolidated Statements of Cash Flows.......................                     5

          Consolidated Statements of Changes in Stockholders' Equity..                     6

     Notes to Consolidated Financial Statements.......................                6 - 10

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................               10 - 12

Quantitative and Qualitative Disclosures about Market Risk............                    12

PART II.  OTHER INFORMATION

     Exhibits and Reports on Form 8-K.................................                    13

     SIGNATURES.......................................................                    13


The total number of pages of the Form 10-Q Quarterly Report is thirteen (13) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  (Dollars in thousands, except per share data)                                 March 31,         December 31,
                                                                                  2002                2001
ASSETS                                                                         (Unaudited)          (Audited)
                                                                           -----------------    -----------------
Cash and due from banks                                                      $        13,110      $        15,427
Interest-bearing balances with banks                                                   6,639                  862
Federal funds sold                                                                     4,000                2,000
Securities available for sale:  (cost approximated $81,599 at
  March 31, 2002, and $73,895 at December 31, 2001)                                   82,392               75,585
Securities held to maturity:  (market value approximated $11,033 at
  March 31, 2002 and $10,859 at  December 31, 2001)                                   10,819               10,708
Federal Home Loan Bank and Federal Reserve Bank Stock                                  1,226                1,226
Loans                                                                                235,705              244,068
 Less allowance for loan losses                                                        3,180                3,180
                                                                               -------------        -------------
Net loans                                                                            232,525              240,888
Premises and equipment                                                                10,502               10,651
Real estate owned other than bank premises                                             1,380                1,279
Other assets                                                                           6,181                5,394
Goodwill and other intangible assets                                                   5,183                5,183
                                                                               -------------        -------------
 TOTAL ASSETS                                                                $       373,957      $       369,203
                                                                               =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                         $        36,990      $        36,991
 Interest-bearing                                                                    282,119              280,382
                                                                               -------------        -------------
  Total deposits                                                                     319,109              317,373
Federal funds purchased and securities sold under
 agreements to repurchase                                                             19,933               16,994
Demand notes to U. S. Treasury and other
 liabilities for borrowed money                                                           26                   26
Other liabilities                                                                      2,082                1,843
                                                                               -------------        -------------
 TOTAL LIABILITIES                                                                   341,150              336,236
                                                                               -------------        -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
 Shares authorized: 10,000,000
 Shares issued and outstanding: 2,000,000                                              2,500                2,500
Paid-in capital                                                                          785                  785
Retained earnings                                                                     28,998               28,566
Accumulated other comprehensive income, net of tax                                       524                1,116
                                                                               -------------        -------------
 TOTAL STOCKHOLDERS' EQUITY                                                           32,807               32,967
                                                                               -------------        -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       373,957      $       369,203
                                                                               =============        =============


See accompanying notes to consolidated financial statements

                          FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)                                              Three Months Ended
                                                               March 31,
                                                          ------------------
                                               (Dollars in thousands, except per share data)

INTEREST INCOME                                         2002                 2001
                                                  ---------------       ---------------
Interest and fees on loans                        $         4,182       $         5,072
Interest on balances with banks                                18                    68
Interest and dividends from securities
  available for sale:
     Taxable                                                1,106                 1,306
Interest and dividends from securities
  held to maturity:
     Taxable                                                   23                    27
     Tax-exempt                                               117                   126
Interest on federal funds sold                                 17                    14
                                                    -------------         -------------
     TOTAL INTEREST INCOME                                  5,463                 6,613

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                 321                   516
Interest on other deposits                                  1,347                 2,339
Interest on federal funds purchased and
 securities
 sold under agreements to repurchase                           45                   164
                                                    -------------         -------------
     TOTAL INTEREST EXPENSE                                 1,713                 3,019
                                                    -------------         -------------
Net interest income                                         3,750                 3,594
Provision for loan losses                                     263                   195
                                                    -------------         -------------
Net interest income after provision for
  loan losses                                               3,487                 3,399

NONINTEREST INCOME
Income from fiduciary activities                              360                   380
Other operating income                                        575                   507
                                                    -------------         -------------
     TOTAL NONINTEREST INCOME                                 935                   887

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                1,653                 1,533
Furniture and equipment expense                               481                   408
Other noninterest expense                                     987                 1,196
                                                    -------------         -------------
     TOTAL NONINTEREST EXPENSE                              3,121                 3,137
                                                    -------------         -------------

Income before income taxes                                  1,301                 1,149
Provision for income taxes                                    469                   394
                                                    -------------         -------------
NET INCOME                                                    832                   755
                                                    -------------         -------------

Other comprehensive income (loss), net of tax                (592)                  525
                                                    -------------         -------------
COMPREHENSIVE INCOME                              $           240       $         1,280
                                                    =============         =============

NET INCOME PER COMMON SHARE:
     Basic                                        $          0.42       $          0.38
     Diluted                                      $          0.42       $          0.38
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                              2,000,000             2,000,000
     Diluted                                            2,000,000             2,000,000

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                         Three Months Ended
                                                                         March 31,
                                                                    ----------------------
                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                          2002                2001
                                                                       ------------------   ---------------
Net income                                                             $          832       $           755
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                    263                   195
     Depreciation and amortization                                                215                   320
     Net investment amortization (accretion)                                       10                   (82)
     Decrease (increase) in interest receivable and other assets                 (433)                  938
     Increase in interest payable and other liabilities                           135                   538
                                                                        -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,022                 2,664

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity                                    (193)                 (877)
     Purchases of securities available for sale                               (14,867)              (11,163)
     Proceeds from maturities and calls of securities held to                     131                    42
      maturity
     Proceeds from maturities and calls of securities available for             7,215                20,163
      sale
     Net decrease in loans                                                      7,942                   797
     Acquisition of fixed assets                                                  (65)                 (137)
                                                                        -------------         -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         163                 8,825

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits                     4,251                (2,546)
     Net increase (decrease) in time deposits                                  (2,515)                1,627
     Net increase in short-term borrowings                                      2,939                 3,148
     Cash dividends paid                                                         (400)                 (400)
                                                                        -------------         -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,275                 1,829
                                                                        -------------         -------------
Net increase in cash and cash equivalents                                       5,460                13,318
Cash and cash equivalents at January 1,                                        18,289                15,745
                                                                        -------------         -------------
Cash and cash equivalents at March 31,                                 $       23,749       $        29,063
                                                                        =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                          $        1,693       $         2,925
     Income taxes                                                                 191                     8

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
 IN STOCKHOLDERS' EQUITY
(Unaudited)                                                         Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                   (Dollars in thousands)
                                                                            2002                  2001
                                                                       ---------------       ---------------
BALANCE, JANUARY 1,                                                    $        32,967       $        31,682
Net income                                                                         832                   755
Cash dividends declared - $0.20 per share in 2002 and 2001                        (400)                 (400)
Other comprehensive income (loss), net of tax                                     (592)                  525
                                                                         -------------         -------------
BALANCE, MARCH 31,                                                     $        32,807       $        32,562
                                                                         =============         =============

See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the three-month period ended March 31, 2002, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included as
Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three-month periods ended March 31, 2002 and 2001 is as follows:

                                                                           2002    2001
                                                                          ------  -----
Unrealized holding gains (losses) arising during the period               $(897)  $ 790
Reclassification adjustment for (gains) losses included in net income        --      --
                                                                          -----   -----
Other comprehensive income (loss) before tax                               (897)    790
Income tax benefit related to other comprehensive income (loss)             305    (265)
                                                                          -----   -----
Other comprehensive income (loss)                                         $(592)  $ 525
                                                                          =====   =====

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002


NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three-month periods ended March 31, 2002 and 2001:



                                                               For the three months ended March 31,
                                         -----------------------------------------------------------------------------------
                                                           2002                                    2001
                                         ---------------------------------------   -----------------------------------------
                                           Income          Shares      Per-Share     Income          Shares       Per-Share
                                         (Numerator)     (Denominator)    Amount    (Numerator)   (Denominator)     Amount
                                         -----------    -------------  ---------   -----------    -------------   ----------
Basic EPS
 Income available to
  common shareholders                    $   832,000         2,000,000   $   0.42     $ 755,000       2,000,000    $   0.38
                                                                         ========                                  ========
 Effect of dilutive securities -
 Stock options                                     0                 0                        0               0
                                         -----------         ---------                ---------       ---------

Diluted EPS
 Income available to common
  shareholders and assumed
  conversions                            $   832,000         2,000,000   $   0.42     $ 755,000       2,000,000    $   0.38
                                         ===========         =========   ========     =========       =========    ========

NOTE D - COMPENSATION PLANS

The Corporation`s 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2002, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 75 months. At March 31, 2002, 58,470 options were outstanding and options for 117,780 shares of common stock were reserved for future issuance for the Officer Plan. As of March 31, 2002, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

The Corporation's 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2002, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 75 months. At March 31, 2002, 13,000 options were outstanding and options for 17,000 shares of common stock were reserved for future issuance for the Director Plan. As of March 31, 2002, no options had been exercised under the Director Plan, and 7,000 options had expired unexercised.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002


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

                                           Three Months Ended March 31,
                                ----------------------------------------------
                                          2002                  2001
                                ----------------------  ----------------------
                                As Reported  Pro Forma  As Reported  Pro Forma
                                -----------  ---------  -----------  ---------

Net income                       $832,000     $828,000   $755,000   $751,000
                                 ========     ========   ========   ========

Net income per share - basic     $   0.42     $   0.41   $   0.38   $   0.38
                                 ========     ========   ========   ========


NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiary have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes common stockholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of
4% is required.   The following table contains the capital ratios for the
Corporation.


                                       March 31, 2002                         December 31, 2001
                            ---------------------------------------  ---------------------------------------
                                      Combined Capital                         Combined Capital
Entity                      Tier 1   (Tier 1 and Tier 2)  Leverage   Tier 1   (Tier 1 and Tier 2)  Leverage

Consolidated                 10.52%         11.76%          7.38%    10.29%           11.52%        7.20%
First Century Bank, N.A.     10.22%         11.46%          7.16%     9.99%           11.22%        6.99%

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

NOTE F - SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Corporation has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the geographic areas of southern West Virginia and southwestern Virginia. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.


NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets," (SFAS 142). As of January 1, 2002, the Corporation had approximately $5,183,000 in unamortized goodwill from previous acquisitions. SFAS 142 requires a transitional impairment test be performed within six-months of adoption. The initial valuation of the Corporation's goodwill pursuant to this pronouncement resulted in no write-downs for impairment. Additionally, SFAS 142 requires a reconciliation of previously reported net income and earnings per share, adjusted for changes pursuant to this statement. Following is the pro forma effect of adoption of SFAS 142 on the three-month period ended March 31, 2001:


                                                                      Three Months Ended March 31,
                                                            (Dollars in thousands, except per share amounts)
                                                                         2002               2001
                                                                        -----              -----
Reported net income                                                     $ 832              $ 755
Add back:  Goodwill amortization, net of tax                               --                 70
                                                                        -----              -----
Adjusted net income                                                     $ 832              $ 825
                                                                        =====              =====

Basic earnings per share:
Reported net income                                                     $0.42              $0.38
Add back:  Goodwill amortization, net of tax                               --               0.03
                                                                        -----              -----
Adjusted net income                                                     $0.42              $0.41
                                                                        =====              =====

Diluted earnings per share:
Reported net income                                                     $0.42              $0.38
Add back:  Goodwill amortization, net of tax                               --               0.03
                                                                        -----              -----
Adjusted net income                                                     $0.42              $0.41
                                                                        =====              =====



NOTE H - RECENT ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 141, "Business Combinations" (SFAS
141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The implementation of SFAS 141 did not have a material impact on the Corporation's consolidated financial position or consolidated results of operations.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002

NOTE H - RECENT ACCOUNTING DEVELOPMENTS (Continued)

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statements No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143), and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS 143 is effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The implementation of this statement did not a material impact on the Corporation's consolidated financial position or consolidated results of operations.

SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board Opinion No. 30, "Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The implementation of this statement did not have a material impact on the Corporation's consolidated financial position or consolidated results of operations.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 March 31, 2002

During the first quarter of 2002 net income increased $77,000 or 10.2% from $755,000 earned during the first three months of 2001, to $832,000 earned during the same period in 2002. Net interest income for the period ended March 31, 2002 increased $156,000 or 4.3% to $3.75 million as compared to $3.59 million for the first three months of 2001. This increase was primarily the result of repricing certificates of deposit in a significantly lower interest rate environment than existed during the first quarter of 2001. Noninterest income increased $48,000 or 5.4% to $935,000 for the period ended March 31, 2002, compared to $887,000 for the same period in 2001. This increase was primarily attributable to increases in fees on deposit accounts and mortgage origination fees. Noninterest expense decreased slightly to $3.12 million at March 31, 2002, from $3.14 million at March 31, 2001.

Compared to the fourth quarter of 2001, net interest income decreased 4.9% from $3.95 million to $3.75 million for the period ended March 31, 2002. This decrease was primarily from reduced interest income on loans as total loans decreased approximately $8.36 million during the first quarter of 2002. Noninterest income decreased $204,000 to $935,000 for the period ended March 31, 2002 compared to $1,139,000 for the three-month period ended December 31, 2001. Noninterest expense decreased 13.7% from $3.62 million for the three-month period ended December 31, 2001, when compared to $3.12 million for the three-month period ended March 31, 2002.

The reductions in noninterest expense during the period ended March 31, 2002 were partially a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142). The Corporation adopted this standard effective January 1, 2002. The adoption of this standard resulted in a reduction in quarterly amortization of goodwill of approximately $106,000. Please refer to Note F of the accompanying financial statements for a complete discussion of the adoption of FAS 142.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                                 March 31, 2002

On a per share basis, earnings per common share for the period ended March 31, 2002 were $0.42, compared to $0.38 for the period ended March 31, 2001, and $0.35 for the three-month period ended December 31, 2001. This reflected an annualized return on average assets of 0.89% and an annualized return on average equity of 10.06% for the period ended March 31, 2002, compared to 0.81% and 9.37% for the period ended March 31, 2001.

Total assets increased $4.8 million from December 31, 2001 to March 31, 2002. Total assets at March 31, 2002 were approximately $374.0 million as compared to approximately $369.2 million at December 31, 2001. As previously mentioned, the loan portfolio decreased 3.4% during this three-month period, to approximately $235.7 million. The reduction in loans was the result of a few large participation loans being paid off and a decision by management to not offer extended maturities during the low end of an interest rate cycle. The investment portfolio increased approximately $6.9 million, or 7.9%, during this same period, primarily to invest the monies from the loan portfolio. Total deposits increased by $1.7 million to $319.1 million at March 31, 2002 from $317.4 million at December 31, 2001. The increase in deposits was primarily in the interest-bearing category. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

Another recent event is expected to have a positive effect on the Corporation's earnings. The settlement of litigation during the first week of April 2002 between the Corporation and another financial institution amounted to approximately $475,000 that will be reflected as additional income to the Corporation in the second quarter of 2002. This settlement will be reflected in other noninterest income. Management expects this recovery to help sustain earnings in light of increasing personal and corporate bankruptcy filings.

The continuing trend in personal and corporate bankruptcy filings has placed additional emphasis on the Corporation's methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Estimates may change at some point in the future.

In the accounting and regulatory arena, management is continuing to monitor the developments surrounding the recent occurrences of bankruptcies and alleged accounting irregularities. Management anticipates that the Securities and Exchange Commission will promulgate new rules that will be far reaching. Every effort will be made to comply with any rules that enhance transparency of reporting so that our stockholders or potential stockholders will be able to make informed investment decisions.

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 141, "Business Combinations" (SFAS
141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The implementation of SFAS 141 did not have a material impact on the Corporation's consolidated financial position or consolidated results of operations.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)
                                 March 31, 2002

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statements No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143), and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS 143 is effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The implementation of this statement did not a material impact on the Corporation's consolidated financial position or consolidated results of operations.

SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board Opinion No. 30, "Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The implementation of this statement did not have a material impact on the Corporation's consolidated financial position or consolidated results of operations.

This report may contain certain forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by such statements for a variety of factors including: changes in economic conditions which may affect the Corporation's primary market area; rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving financial industry standards.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the "Asset and Liability Management and Interest Rate Sensitivity" subsection of the Management's Discussion and Analysis section contained in the Company's 2001 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2001.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

(a.) None

(b.) Reports on Form 8-K

     1. On January 31, 2002, the Corporation filed a current report on Form 8-K announcing its earnings for the year ended December 31, 2001.



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

 (Registrant)                     First Century Bankshares, Inc.
                                  ------------------------------

                              By:      /s/ J. Ronald Hypes
                                 ----------------------------------
                              J. Ronald Hypes, Treasurer
                              (Principal Accounting and Financial Officer)

                              Date:     May 10, 2002
                                   ----------------------