Form 10-Q
period 2002-06-30
FIRST CENTURY BANKSHARES INC
filed 2002-08-14
CIK 723594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2002

                                       or

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

                                   Yes  X   No _____
                                      -----


   The number of shares outstanding of the registrant's $1.25 par value common stock, as of August 13, 2002, was 1,991,200 shares.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                                                           Page
PART I.  FINANCIAL INFORMATION

       Financial Statements

                Consolidated Statements of Financial Condition ........................................        3

                Consolidated Statements of Income and Comprehensive Income ............................        4

                Consolidated Statements of Cash Flows .................................................        5

                Consolidated Statements of Changes in Stockholders' Equity ............................        6

       Notes to Consolidated Financial Statements .....................................................   6 - 11

       Management's Discussion and Analysis of Financial Condition
                and Results of Operations .............................................................  11 - 13

       Quantitative and Qualitative Disclosures about Market Risk .....................................       13


PART II.  OTHER INFORMATION

       Submission of Matters to a Vote of Security Holders ............................................       14

       Exhibits and Reports on Form 8-K ...............................................................       14

       SIGNATURES .....................................................................................       14


The total number of pages of the Form 10-Q Quarterly Report is fourteen (14) pages.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         (Dollars in thousands, except per share data)                         June 30,       December 31,
                                                                                 2002            2001
ASSETS                                                                       (Unaudited)       (Audited)
                                                                            -------------    -------------
Cash and due from banks                                                     $      15,769    $      15,427
Interest-bearing balances with banks                                                5,704              862
Federal funds sold                                                                  4,000            2,000
Securities available for sale                                                      79,075           75,585
Securities held to maturity:  (market value approximated $10,566 at
          June 30, 2002 and $10,859 at  December 31, 2001)                         10,258           10,708
Federal Home Loan Bank and Federal Reserve Bank Stock                               1,174            1,226
Loans                                                                             232,812          244,068
     Less allowance for loan losses                                                 3,180            3,180
                                                                            -------------    -------------
Net loans                                                                         229,632          240,888
Premises and equipment                                                             10,351           10,651
Real estate owned other than bank premises                                          1,140            1,279
Other assets                                                                        5,409            5,394
Goodwill and other intangible assets                                                5,183            5,183
                                                                            -------------    -------------
     TOTAL ASSETS                                                           $     367,695    $     369,203
                                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                    $      39,560    $      36,991
     Interest-bearing                                                             274,053          280,382
                                                                            -------------    -------------
          Total deposits                                                          313,613          317,373
Federal funds purchased and securities sold under
     agreements to repurchase                                                      18,248           16,994
Demand notes to U. S. Treasury and other
     liabilities for borrowed money                                                    26               26
Other liabilities                                                                   1,924            1,843
                                                                            -------------    -------------
     TOTAL LIABILITIES                                                            333,811          336,236
                                                                            -------------    -------------
STOCKHOLDERS' EQUITY
Common stock - par value per share $1.25
     Shares authorized: 10,000,000 at June 30, 2002
          and December 31, 2001
     Shares issued: 2,000,000 at June 30, 2002
          and December 31, 2001
     Shares outstanding: 1,991,200 at June 30, 2002
          and 2,000,000 at December 31, 2001                                        2,500            2,500
Paid-in capital                                                                       785              785
Retained earnings                                                                  29,642           28,566
Treasury stock, at cost                                                              (144)              --
Accumulated other comprehensive income, net of tax                                  1,101            1,116
                                                                            -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY                                                    33,884           32,967
                                                                            -------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     367,695    $     369,203
                                                                            =============    =============

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
                  (Unaudited)                                    Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                                     --------                        --------
                                                                   (Dollars in thousands, except per share data)
INTEREST INCOME                                                2002            2001            2002            2001
                                                           ------------    ------------    ------------    ------------
Interest and fees on loans                                 $      4,284    $      5,058    $      8,466    $     10,130
Interest on balances with banks                                      17              87              35             155
Interest and dividends from securities available for sale:
     Taxable                                                      1,117           1,240           2,223           2,546
Interest and dividends from securities held to maturity:
     Taxable                                                         23               4              46              31
     Tax-exempt                                                     107             123             224             249
Interest on federal funds sold                                       15              35              32              49
                                                           ------------    ------------    ------------    ------------
     TOTAL INTEREST INCOME                                        5,563           6,547          11,026          13,160

INTEREST EXPENSE
Interest on time certificates of $100,000 or more                   253             507             574           1,023
Interest on other deposits                                        1,182           2,125           2,529           4,464
Interest on federal funds purchased and securities
     sold under agreements to repurchase                             41             145              86             309
Interest on demand notes to U. S. Treasury
     and other liabilities for borrowed money                         1              --               1              --
                                                           ------------    ------------    ------------    ------------
     TOTAL INTEREST EXPENSE                                       1,477           2,777           3,190           5,796
                                                           ------------    ------------    ------------    ------------
Net interest income                                               4,086           3,770           7,836           7,364
Provision for loan losses                                           743             842           1,006           1,037
                                                           ------------    ------------    ------------    ------------
Net interest income after provision for loan losses               3,343           2,928           6,830           6,327

NONINTEREST INCOME
Income from fiduciary activities                                    360             300             720             680
Other operating income                                            1,039             550           1,614           1,057
Securities gains (losses)                                            --              --              --              --
                                                           ------------    ------------    ------------    ------------
     TOTAL NONINTEREST INCOME                                     1,399             850           2,334           1,737

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits                      1,634           1,527           3,287           3,060
Premises and equipment expense                                      462             412             943             820
Other noninterest expense                                           951           1,306           1,938           2,502
                                                           ------------    ------------    ------------    ------------
     TOTAL NONINTEREST EXPENSE                                    3,047           3,245           6,168           6,382
                                                           ------------    ------------    ------------    ------------

Income before income taxes                                        1,695             533           2,996           1,682
Provision for income taxes                                          653             167           1,122             561
                                                           ------------    ------------    ------------    ------------
NET INCOME                                                        1,042             366           1,874           1,121
                                                           ------------    ------------    ------------    ------------

Other comprehensive income (loss), net of tax                       577              32             (15)            557
                                                           ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME                                       $      1,619    $        398    $      1,859    $      1,678
                                                           ============    ============    ============    ============

NET INCOME PER COMMON SHARE:
     Basic                                                 $       0.52    $       0.18    $       0.94    $       0.56
     Diluted                                               $       0.52    $       0.18    $       0.94    $       0.56
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                    1,996,422       2,000,000       1,998,201       2,000,000
     Diluted                                                  1,996,422       2,000,000       1,998,201       2,000,000

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Unaudited)                                                             Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                           2002            2001
                                                                           ------------    ------------
Net income                                                                 $      1,874    $      1,121
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                    1,006           1,037
     Depreciation and amortization                                                  423             629
     Securities (gains) losses                                                       --              --
     Net investment amortization and (accretion)                                     37             (92)
     Decrease in interest receivable and other assets                               206           1,557
     Increase (decrease) in interest payable and other liabilities                 (128)             98
                                                                           ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         3,418           4,350

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity                                      (193)         (1,377)
     Purchases of securities available for sale                                 (23,621)        (27,610)
     Purchases of Federal Home Loan Bank Stock                                       --             (46)
     Proceeds from maturities and calls of securities held to maturity              679             796
     Proceeds from maturities and calls of securities available for sale         20,352          36,360
     Proceeds from redemptions of Federal Home Loan Bank Stock                       52              --
     Net decrease in loans                                                       10,115           1,185
     Acquisition of fixed assets                                                   (170)           (811)
                                                                           ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         7,214           8,497
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand and savings deposits                       2,304          (4,385)
     Net decrease in time deposits                                               (6,064)           (624)
     Net increase in short-term borrowings                                        1,254           3,035
     Purchase of treasury stock                                                    (144)             --
     Cash dividends paid                                                           (798)           (800)
                                                                           ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                                            (3,448)         (2,774)
                                                                           ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         7,184          10,073

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                          18,289          15,745
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT JUNE 30,                                      $     25,473    $     25,818
                                                                           ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                              $      3,151    $      5,677
     Income taxes                                                                 1,114             697

See accompanying notes to consolidated financial statements

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY
         (Unaudited)                                                             Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                              (Dollars in thousands)
                                                                               2002            2001
                                                                           ------------    ------------
BALANCE, JANUARY 1,                                                        $     32,967    $     31,682
Net income                                                                        1,874           1,121
Cash dividends declared - $0.40 per share in 2001 and 2000                         (798)           (800)
Purchase 8,800 shares of treasury stock, at cost                                   (144)             --
Other comprehensive income (loss), net of tax                                       (15)            557
                                                                           ------------    ------------
BALANCE, JUNE 30,                                                          $     33,884    $     32,560
                                                                           ============    ============

See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are for the six-month period ended June 30, 2002, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation's other comprehensive income. Information concerning the Corporation's other comprehensive income for the three and six-month periods ended June 30, 2002 and 2001 is as follows:

                                                                     Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                         --------                        --------
                                                                                  (Dollars in thousands)
                                                                   2002            2001            2002            2001
                                                               ------------    ------------    ------------    ------------
Unrealized holding gains (losses) arising during the period    $        874    $         51    $        (23)   $        841
Reclassification adjustment for (gains) losses
     included in net income                                              --              --              --              --
                                                               ------------    ------------    ------------    ------------
Other comprehensive income (loss) before tax                            874              51             (23)            841
Income tax (expense) benefit related to other
     comprehensive income (loss)                                       (297)            (19)              8            (284)
                                                               ------------    ------------    ------------    ------------
Other comprehensive income (loss)                              $        577    $         32    $        (15)   $        557
                                                               ============    ============    ============    ============

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

NOTE C - EARNINGS PER SHARE


The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2002 and 2001:

                                                                  For the three months ended June 30,
                                   -------------------------------------------------------------------------------------------------
                                                        2002                                               2001
                                   ----------------------------------------------     ----------------------------------------------
                                       Income          Shares          Per-Share         Income           Shares          Per-Share
                                    (Numerator)    (Denominator)         Amount        (Numerator)    (Denominator)        Amount
                                    -----------    -------------         ------        -----------    -------------        ------
Basic EPS
   Income available to
     common shareholders           $  1,042,000        1,996,422     $       0.52     $    366,000        2,000,000     $       0.18
                                                                     ============                                       ============


   Effect of dilutive securities -
   Stock options (Note D)                     0                0                                 0                0
                                   ------------     ------------                      ------------     ------------

Diluted EPS
   Income available to common
     shareholders and assumed
     conversions                   $  1,042,000        1,996,422     $       0.52     $    366,000        2,000,000     $       0.18
                                   ============     ============     ============     ============     ============     ============


                                                                  For the six months ended June 30,
                                   -------------------------------------------------------------------------------------------------
                                                        2002                                               2001
                                   ----------------------------------------------     ----------------------------------------------
                                       Income          Shares          Per-Share         Income           Shares          Per-Share
                                    (Numerator)    (Denominator)         Amount        (Numerator)    (Denominator)        Amount
                                    -----------    -------------         ------        -----------    -------------        ------
Basic EPS
   Income available to
     common shareholders           $  1,874,000        1,998,201     $       0.94     $  1,121,000        2,000,000     $       0.56
                                                                     ============                                       ============


   Effect of dilutive securities -
   Stock options (Note D)                     0                0                                 0                0
                                   ------------     ------------                      ------------     ------------

Diluted EPS
   Income available to common
     shareholders and assumed
     conversions                   $  1,874,000        1,998,201     $       0.94     $  1,121,000        2,000,000     $       0.56
                                   ============     ============     ============     ============     ============     ============


NOTE D - COMPENSATION PLANS

The Corporation's 1998 Officer Stock Option Plan (the "Officer Plan") provides for the issuance of options to purchase shares of the Corporation's common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2002, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options is 72 months. At June 30, 2002, 58,470 options were outstanding and options for 117,780 shares of common stock were reserved for future issuance for the Officer Plan. As of June 30, 2002, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

NOTE D - COMPENSATION PLANS (Continued)

The Corporation's 1998 Director Stock Option Plan (the "Director Plan"), provides for the issuance of options to purchase shares of the Corporation's common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2002, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options is 72 months. At June 30, 2002, 13,000 options were outstanding and options for 17,000 shares of common stock were reserved for future issuance for the Director Plan. As of June 30, 2002, no options had been exercised under the Director Plan, and 7,000 options had expired unexercised.

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

                                                     Three Months Ended June 30,
                                   ---------------------------------------------------------------
                                                2002                              2001
                                   -----------------------------     -----------------------------
                                    As Reported       Pro Forma       As Reported      Pro Forma
                                    -----------       ---------       -----------      ---------
     Net income                    $  1,042,000     $  1,038,000     $    366,000     $    362,000
                                   ============     ============     ============     ============

     Net income per share - basic  $       0.52     $       0.52     $       0.18     $       0.18
                                   ============     ============     ============     ============

                                                      Six Months Ended June 30,
                                   ---------------------------------------------------------------
                                                2002                              2001
                                   -----------------------------     -----------------------------
                                    As Reported       Pro Forma       As Reported      Pro Forma
                                    -----------       ---------       -----------      ---------
     Net income                    $  1,874,000     $  1,866,000     $  1,121,000     $  1,113,000
                                   ============     ============     ============     ============

     Net income per share - basic  $       0.94     $       0.94     $       0.56     $       0.56
                                   ============     ============     ============     ============

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002


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

                                             June 30, 2002                           December 31, 2001
                                  ------------------------------------     ------------------------------------
                                             Combined Capital                         Combined Capital
      Entity                      Tier 1 (Tier 1 and Tier 2)  Leverage     Tier 1  (Tier 1 and Tier 2) Leverage
Consolidated                       10.87%      12.12%            7.58%      10.29%       11.52%          7.20%
First Century Bank, N.A.           10.55%      11.80%            7.36%       9.99%       11.22%          6.99%


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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002


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

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                           --------                      --------
                                                      (Dollars in thousands, except per share amounts)
                                                     2002          2001            2002            2001
                                                     ----          ----            ----            ----
Reported net income                               $    1,042     $      366     $    1,874     $     1,121
Add back:  Goodwill amortization, net of tax              --             70             --             140
                                                  ----------     ----------     ----------     -----------
Adjusted net income                               $    1,042     $      436     $    1,874     $     1,261
                                                  ==========     ==========     ==========     ===========

         Basic earnings per share:
Reported net income                               $     0.52     $     0.18     $     0.94     $      0.56
Add back:  Goodwill amortization, net of tax              --           0.03             --            0.07
                                                  ----------     ----------     ----------     -----------
Adjusted net income                               $     0.52     $     0.21     $     0.94     $      0.63
                                                  ==========     ==========     ==========     ===========

         Diluted earnings per share:
Reported net income                               $     0.52     $     0.18     $     0.94     $      0.56
Add back: Goodwill amortization, net of tax               --           0.03             --            0.07
                                                  ----------     ----------     ----------     -----------
Adjusted net income                               $     0.52     $     0.21     $     0.94     $      0.63
                                                  ==========     ==========     ==========     ===========


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

                         FIRST CENTURY BANKSHARES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

NOTE H - RECENT ACCOUNTING DEVELOPMENTS (Continued)

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  June 30, 2002

During the second quarter of 2002 net income increased $676,000 or 184.7% from $366,000 earned during the second three months of 2001, to $1,042,000 earned during the same period in 2002. Net interest income for the three-month period ended June 30, 2002 increased $316,000 or 8.3% to $4,086,000 as compared to $3,770,000 for the second three months of 2001. This increase was primarily the result of repricing certificates of deposit in a significantly lower interest rate environment than existed during the first half of 2001. Noninterest income increased $549,000 or 64.6% to $1,399,000 for the three-month period ended June 30, 2002, compared to $850,000 for the same period in 2001. This increase was primarily attributable to the settlement of litigation between the Corporation and another financial institution of $475,000. Noninterest expense decreased $198,000, or 6.1%, to $3,047,000 for the quarter ended June 30, 2002, from
$3,245,000 for the same period in 2001. Earnings per share increased from $0.18 for the second quarter of 2001 to $0.52 for the three-month period ended June 30, 2002.

Compared to the first quarter of 2002, net interest income increased 9.0% from $3,750,000 to $4,086,000 for the three-month period ended June 30, 2002. This increase was primarily from reduced interest expense on certificates of deposit. Noninterest income increased $464,000 to $1,399,000 for the three-month period ended June 30, 2002 compared to $935,000 for the three-month period ended March 31, 2002. Noninterest expense decreased 2.4% from $3,121,000 for the three-month period ended March 31, 2002, when compared to $3,047,000 for the three-month period ended June 30, 2002. Earnings per share increased $0.10 per share from $0.42 per share for the quarter ended March 31, 2002, to $0.52 per share for the quarter ended June 30, 2002.

Net income was $1,874,000 for the first six months of 2002 which was an increase of $753,000, or 67.2%, over the 2001 level of $1,121,000. The interest margin increased $472,000, or 6.4%, from $7,364,000 for the six-month period ended June 30, 2001, to $7,836,000 for the six-month period ended June 30, 2002. This increase was attributable to the repricing of certificates of deposit that has occurred in the lower interest rate environment than existed during the first six months of 2001. Noninterest income increased $597,000, or 34.4%. This increase resulted from the previously mentioned litigation settlement, along with a rapid pace of mortgage originations and refinancings. Noninterest expenses decreased $214,000, or 3.4%, to $6,168,000 for the six months ended June 30, 2002, from $6,382,000 for the same period in 2001.

The reductions in noninterest expense during the three and six-month periods ended June 30, 2002 were primarily a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142). The Corporation adopted this standard effective January 1, 2002. The adoption of this standard resulted in a reduction in quarterly amortization of goodwill of approximately $106,000. Please refer to Note F of the accompanying financial statements for a complete discussion of the adoption of FAS 142.

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)
                                  June 30, 2002

Management continued its efforts to enhance the quality of the loan portfolio during the second quarter of 2002. Due to these efforts, combined with a recent increase in bankruptcy filings by certain of the Corporation's commercial loan customers, the provision for loan losses was essentially unchanged from 2001. Management anticipates loan losses will return to more normal levels during the third and fourth quarters of 2002; however, continuation of the sluggish local economy could result in further credit deterioration.

Earnings per share for the six-month period ended June 30, 2002 were $0.94 compared to $0.56 per share for 2001. The Corporation's performance through June 30, 2002 reflects an annualized return on average assets of 1.01% and a return on average equity of 11.25%, compared to 0.60% and 6.92%, respectively, for the six-month period ended June 30, 2001.

Total assets decreased slightly from December 31, 2001 to June 30, 2002. Total assets at June 30, 2002 were approximately $367,695,000 as compared to approximately $369,203,000 at December 31, 2001. The loan portfolio decreased 4.6% during this six-month period, to approximately $232,812,000. The investment portfolio increased approximately $2,988,000, or 3.4%, during this same period. During the first half of 2002, management adhered to its policy of not extending long-term fixed rate financing in this low interest rate environment. This has hindered loan production. However, by investing short-term, management believes it is better positioned to manage the interest margin when interest rates begin to increase. Total deposits decreased by $3,760,000 to $313,613,000 at June 30, 2002 from $317,373,000 at December 31, 2001. The decrease in deposits occurred in the interest-bearing category which decreased $6,329,000 or 2.26%. Noninterest-bearing deposits increased $2,569,000 or 6.94%. Competition for deposits remains strong in the Corporation's primary trade areas between banks and other nontraditional financial service providers.

The increasing trend in personal and corporate bankruptcy filings continues to highlight the importance of the Corporation's methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Estimates may change at some point in the future.

In the accounting and regulatory arena, management is continuing to monitor the developments surrounding the recent occurrences of bankruptcies and alleged accounting irregularities. New regulatory and legislative efforts will require more thorough disclosures, as well as a more in depth certification by senior management as to the accuracy of financial results. Every effort will be made to comply with any rules that enhance transparency of reporting so that our stockholders or potential stockholders will be able to make informed investment decisions.

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

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)
                                  June 30, 2002

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

                         FIRST CENTURY BANKSHARES, INC.
                                AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 16, 2002. Total outstanding shares were 2,000,000 at April 16, 2002. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fifteen (15) nominees for director to serve for a term of one year.

     Nominee                   Shares For   Shares Against       Abstentions
     -------                   ----------   --------------       -----------
Paul Cole, Jr.                  1,704,573            2,448                --
Eustace Frederick               1,706,121              900                --
B. L. Jackson, Jr.              1,683,673           23,348                --
Robert M. Jones, Jr., M.D.      1,703,835            3,186                --
Marshall S. Miller              1,706,121              900                --
Charles A. Peters               1,683,673           23,348                --
C. E. Richner                   1,706,121              900                --
Byron K. Satterfield            1,705,921            1,100                --
John H. Shott                   1,699,301            7,720                --
Scott H. Shott                  1,706,121              900                --
Walter L. Sowers                1,706,121              900                --
Wm. Chandler Swope              1,699,301            7,720                --
J. Brookins Taylor, M.D.        1,703,335            3,686                --
Frank W. Wilkinson              1,683,673           23,348                --
R. W. Wilkinson                 1,683,673           23,348                --

(2) To ratify the selection of PricewaterhouseCoopers, LLP to serve as independent auditors for the registrant for the year ending December 31, 2002. Shares for: 1,659,702; Shares against: 3,866; Abstentions: 9,652.


Item 6 - Exhibits and Reports on Form 8-K.

        (a.)  Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350
              Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350

        (b.)  Reports on Form 8-K

        1. On April 8, 2002, the Corporation filed a current report on Form 8-K announcing the settlement of litigation between First Century Bank, N.A. and Community National Bank, Pulaski, Virginia.

        2. On April 23, 2002, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended March 31, 2002.

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

   (Registrant)                     First Century Bankshares, Inc.
                                    ------------------------------

                                    By:  /s/ J. Ronald Hypes
                                       -----------------------------------------
                                    J. Ronald Hypes, Treasurer
                                    Principal Accounting and Financial Officer)

                                    Date: August 13, 2002