Form 10-Q
period 2002-09-30
FIRST CENTURY BANKSHARES INC
filed 2002-11-13
CIK 723594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-11671

FIRST CENTURY BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0628089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Federal Street, Bluefield, WV	24701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (304) 325-8181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 12, 2002, was 1,991,200 shares.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

The total number of pages of the Form 10-Q Quarterly Report is twenty (20) pages.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

PART I.    FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    (Dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	15,073	15,427
Interest-bearing balances with banks	6,233	862
Federal funds sold	4,000	2,000
Securities available for sale	81,200	75,585
Securities held to maturity: (market value approximated $9,879 at September 30, 2002 and $10,859 at December 31, 2001)	9,422	10,708
Federal Home Loan Bank and Federal Reserve Bank Stock	1,174	1,226
Loans	235,773	244,068
Less allowance for loan losses	3,005	3,180

Net loans	232,768	240,888
Premises and equipment	10,152	10,651
Real estate owned other than bank premises	1,146	1,279
Other assets	5,068	5,394
Goodwill and other intangible assets	5,183	5,183

TOTAL ASSETS	371,419	369,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	38,581	36,991
Interest-bearing	279,077	280,382

Total deposits	317,658	317,373
Federal funds purchased and securities sold under agreements to repurchase	17,481	16,994
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	26
Other liabilities	1,933	1,843

TOTAL LIABILITIES	337,098	336,236

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000 at September 30, 2002 and December 31, 2001
Shares issued: 2,000,000 at September 30, 2002 and December 31, 2001
Shares outstanding: 1,991,200 at September 30, 2002 and 2,000,000 at December 31, 2001	2,500	2,500
Paid-in capital	785	785
Retained earnings	30,057	28,566
Treasury stock, at cost	(144)	—
Accumulated other comprehensive income, net of tax	1,123	1,116

TOTAL STOCKHOLDERS’ EQUITY	34,321	32,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,419	$369,203

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
                        (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$4,134	$4,957	$12,600	$15,087
Interest on balances with banks	23	66	58	221
Interest and dividends from securities available for sale:
Taxable	1,031	1,191	3,254	3,737
Interest and dividends from securities held to maturity:
Taxable	19	19	65	50
Tax-exempt	105	123	329	372
Interest on federal funds sold	26	42	58	91

TOTAL INTEREST INCOME	5,338	6,398	16,364	19,558
INTEREST EXPENSE
Interest on time certificates of $100,000 or more	266	448	840	1,471
Interest on other deposits	1,123	1,893	3,652	6,357
Interest on federal funds purchased and securities sold under agreements to repurchase	40	143	126	452
Interest on demand notes to U. S. Treasury and other liabilities for borrowed money	—	2	1	2

TOTAL INTEREST EXPENSE	1,429	2,486	4,619	8,282

Net interest income	3,909	3,912	11,745	11,276
Provision for loan losses	439	915	1,445	1,952

Net interest income after provision for loan losses	3,470	2,997	10,300	9,324
NONINTEREST INCOME
Income from fiduciary activities	314	300	1,034	980
Other operating income	542	589	2,156	1,646
Securities gains	—	1	—	1

TOTAL NONINTEREST INCOME	856	890	3,190	2,627
NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,626	1,570	4,913	4,630
Premises and equipment expense	474	484	1,417	1,304
Other noninterest expense	954	1,330	2,892	3,832

TOTAL NONINTEREST EXPENSE	3,054	3,384	9,222	9,766

Income before income taxes	1,272	503	4,268	2,185
Provision for income taxes	459	174	1,581	735

NET INCOME	813	329	2,687	1,450

Other comprehensive income, net of tax	22	601	7	1,158

COMPREHENSIVE INCOME	$835	$930	$2,694	$2,608

NET INCOME PER COMMON SHARE:
Basic	$0.41	$0.16	$1.35	$0.73
Diluted	$0.41	$0.16	$1.35	$0.73
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,200	2,000,000	1,995,842	2,000,000
Diluted	1,991,200	2,000,000	1,995,842	2,000,000

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,687	$1,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,445	1,952
Depreciation and amortization	627	967
Securities (gains) losses	—	(1)
Net investment amortization (accretion)	32	(122)
Decrease in interest receivable and other assets	734	2,299
Increase (decrease) in interest payable and other liabilities	(232)	199

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,293	6,744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(193)	(2,237)
Purchases of securities available for sale	(40,220)	(46,012)
Purchases of Federal Home Loan Bank Stock	—	(46)
Proceeds from maturities and calls of securities held to maturity	1,510	1,190
Proceeds from maturities and calls of securities available for sale	34,886	49,509
Proceeds from sales of securities available for sale	—	1,428
Proceeds from redemptions of Federal Home Loan Bank Stock	52	—
Net (increase) decrease in loans	6,398	(5,706)
Acquisition of fixed assets	(141)	(867)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	2,292	(2,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	4,493	1,383
Net decrease in time deposits	(4,208)	(4,949)
Net increase in short-term borrowings	487	9,045
Purchase of treasury stock	(144)	—
Cash dividends paid	(1,196)	(1,200)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(568)	4,279

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,017	8,282
CASH AND CASH EQUIVALENTS AT JANUARY 1,	18,289	15,745

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,	$25,306	$24,027

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,529	$8,128
Income taxes	1,651	714
Transfers of loans to other real estate owned	577	733

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
    IN STOCKHOLDERS’ EQUITY
(Unaudited)
	Nine Months Ended September 30
	2002	2001
	(Dollars in thousands)
BALANCE, JANUARY 1,	$32,967	$31,682
Net income	2,687	1,450
Cash dividends declared - $0.60 per share in 2001 and 2000	(1,196)	(1,200)
Purchase 8,800 shares of treasury stock, at cost	(144)	—
Other comprehensive income, net of tax	7	1,158

BALANCE, SEPTEMBER 30,	$34,321	$33,090

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the nine-month period ended September 30, 2002, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities represent the sole component of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Unrealized holding gains arising during the period	$34	$896	$11	$1,736
Reclassification adjustment for gains included in net income	—	(1)	—	(1)

Other comprehensive income before tax	34	895	11	1,735
Income tax expense related to other comprehensive income	(12)	(294)	(3)	(577)

Other comprehensive income	$22	$601	$7	$1,158

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations per weighted average share for the three and nine-month periods ended September 30, 2002 and 2001. There is no effect shown as average market value was below the exercise prices of outstanding options.

	For the three months ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per -Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$813,000	1,991,200	$0.41	$329,000	2,000,000	$0.16

Effect of dilutive securities - Stock options (Note D)	0	0		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$813,000	1,991,200	$0.41	$329,000	2,000,000	$0.16

	For the nine months ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator	Per-Share Amount
Basic EPS
Income available to common shareholders	$2,687,000	1,995,842	$1.35	$1,450,000	2,000,000	$0.73

Effect of dilutive securities - Stock options (Note D)	0	0		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$2,687,000	1,995,842	$1.35	$1,450,000	2,000,000	$0.73

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002

NOTE D - COMPENSATION PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the three months ended September 30, 2002, 36,000 options were granted under the Officer Plan at an exercise price of $18.00 per share. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 75 months. At September 30, 2002, 88,220 options were outstanding and options for 81,780 shares of common stock were reserved for future issuance for the Officer Plan. As of September 30, 2002, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”), provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the three months ended September 30, 2002, 7,000 options were granted under the Director Plan at an exercise price of $18.00 per share. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 74 months. At September 30, 2002, 20,000 options were outstanding and options for 10,000 shares of common stock were reserved for future issuance for the Director Plan. As of September 30, 2002, no options had been exercised under the Director Plan, and 7,000 options had expired unexercised.

The Corporation accounts for the Officer Plan and the Director Plan under the provision of SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Corporation has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Corporation’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation’s net income and net income per share would have been decreased to the pro forma amounts indicated below.

	Three Months Ended September 30,
	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$813,000	$786,000	$329,000	$325,000

Net income per share - basic	$0.41	$0.39	$0.16	$0.16

	Nine Months Ended September 30,
	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$2,687,000	$2,650,000	$1,450,000	$1,438,000

Net income per share - basic	$1.35	$1.33	$0.73	$0.72

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002

NOTE E - REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums as defined by regulation for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0% respectively. Tier 1 capital includes tangible common shareholders’ equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. The following table contains the capital ratios for the Corporation.

	September 30, 2002			December 31, 2001
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	10.91%	12.08%	7.69%	10.29%	11.52%	7.20%
First Century Bank, N.A.	10.59%	11.76%	7.47%	9.99%	11.22%	6.99%

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

NOTE G - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

The subsidiary of the Corporation is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,020,000 at September 30, 2002 and $3,711,000 at December 31, 2001. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $41,855,000 at September 30, 2002, and $36,951,000 at December 31, 2001, comprised primarily of unfunded loan commitments, have an estimated fair value that is not materially different from the notional amount.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002

NOTE H - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142). As of January 1, 2002, the Corporation had approximately $5,183,000 in unamortized goodwill from previous acquisitions. SFAS 142 requires a transitional impairment test be performed within six-months of adoption. The initial valuation of the Corporation’s goodwill pursuant to this pronouncement resulted in no write-downs for impairment. Additionally, SFAS 142 requires a reconciliation of previously reported net income and earnings per share, adjusted for changes pursuant to this statement. Following is the pro forma effect of adoption of SFAS 142 on the three and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share amounts)
Reported net income	$813	$329	$2,687	$1,450
Add back: Goodwill amortization, net of tax	—	70	—	210

Adjusted net income	$813	$399	$2,687	$1,660

Basic earnings per share:
Reported net income	$0.41	$0.16	$1.35	$0.73
Add back: Goodwill amortization, net of tax	—	0.04	—	0.11

Adjusted net income	$0.41	$0.20	$1.35	$0.84

Diluted earnings per share:
Reported net income	$0.41	$0.16	$1.35	$0.73
Add back: Goodwill amortization, net of tax	—	0.04	—	0.11

Adjusted net income	$0.41	$0.20	$1.35	$0.84

NOTE I - RECENT ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The implementation of SFAS 141 did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statements No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143), and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS 143 is effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The implementation of this statement did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002

NOTE I - RECENT ACCOUNTING DEVELOPMENTS (Continued)

SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board Opinion No. 30, “Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The implementation of this statement did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

The Financial Accounting Standards Board has issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). This Statement rescinds SFAS No.4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS 4 is encouraged. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

In June 2002 the Financial Accounting Standards Board issued FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

The Financial Accounting Standards Board has issued FAS 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (SFAS 147). FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002

NOTE I - RECENT ACCOUNTING DEVELOPMENTS (Continued)

In addition, SFAS 147 amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

During the third quarter of 2002 net income increased $484,000 or 147.1% from $329,000 earned during the third three-month period of 2001, to $813,000 earned during the same period in 2002. Net interest income for the three-month period ended September 30, 2002 remained essentially unchanged at $3,909,000 as compared to $3,912,000 for the third three months of 2001. This stabilization in net interest income was primarily the result of efforts to manage repricing certificates of deposit in a significantly lower interest rate environment than existed during the first three quarters of 2001. The provision for loan losses showed improvement at $439,000 for the quarter ended September 30, 2002 when compared to $915,000 for the same period in 2001, or a reduction of 52.0%. Noninterest income decreased $34,000 or 3.8% to $856,000 for the three-month period ended September 30, 2002, compared to $890,000 for the same period in 2001. This decrease occurred in other operating income, as fees from fiduciary activities increased approximately 4.7%. Noninterest expense decreased $330,000, or 9.8%, to $3,054,000 for the quarter ended September 30, 2002, from $3,384,000 for the same period in 2001, primarily the result of reduced amortization of goodwill and a reduction in legal fees. Earnings per share increased from $0.16 for the third quarter of 2001 to $0.41 for the three-month period ended September 30, 2002.

Compared to the second quarter of 2002, net income decreased 22.0% from the $1,042,000 earned for the three-month period ended June 30, 2002. Net interest income decreased 4.3% from $4,086,000 earned during the second quarter of 2002, to $3,909,000 for the three-month period ended September 30, 2002. This decrease was primarily from reduced interest income, reflecting the historically low interest rates being paid on deposits and the inability to further reduce interest expense. Noninterest income decreased $543,000 to $856,000 for the three-month period ended September 30, 2002 compared to $1,399,000 for the three-month period ended June 30, 2002. This decrease was primarily the result of the one-time recovery of a litigation settlement of $475,000 received in the second quarter of 2002. The provision for loan losses decreased $304,000, or 40.9%, from $743,000 for the three-month period ended June 30, 2002, to $439,000 for the same period ended September 30, 2002. Noninterest expense remained essentially unchanged from $3,047,000 for the three-month period ended June 30, 2002, when compared to $3,054,000 for the three-month period ended September 30, 2002. Earnings per share decreased $0.11 per share from $0.52 per share for the quarter ended June 30, 2002, to $0.41 per share for the quarter ended September 30, 2002.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
September 30, 2002

Net income was $2,687,000 for the first nine months of 2002 which was an increase of $1,237,000, or 85.3%, over the 2001 level of $1,450,000. The interest margin increased $469,000, or 4.2%, from $11,276,000 for the nine-month period ended September 30, 2001, to $11,745,000 for the nine-month period ended September 30, 2002. This increase was primarily attributable to the repricing of certificates of deposit that has occurred in the lower interest rate environment than existed during the first nine months of 2001. Noninterest income increased $563,000, or 21.4%. This increase resulted from the litigation settlement of $475,000, received in April, 2002, along with a rapid pace of mortgage originations and refinancings. Noninterest expenses decreased $544,000, or 5.6%, to $9,222,000 for the nine months ended September 30, 2002, from $9,766,000 for the same period in 2001.

The reductions in noninterest expense during the three and nine-month periods ended September 30, 2002 were impacted by the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142). The Corporation adopted this standard effective January 1, 2002. The adoption of this standard resulted in a reduction in quarterly amortization of goodwill of approximately $106,000. Please refer to Note F of the accompanying financial statements for a complete discussion of the adoption of FAS 142.

Management has worked diligently to enhance the quality of the loan portfolio during 2002. Due to these efforts, the provision for loan losses decreased $507,000 from $1,952,000 for the nine-month period ended September 30, 2001, to $1,445,000 for the same period in 2002. Management anticipates loan losses will show continued improvement during the fourth quarter of 2002; however, continuation of the sluggish local economy could result in increased credit deterioration beyond expectations.

Earnings per share for the nine-month period ended September 30, 2002 were $1.35 compared to $0.73 per share for 2001. The Corporation’s performance through September 30, 2002 reflects an annualized return on average assets of 0.97% and a return on average equity of 10.64%, compared to 0.51% and 5.94%, respectively, for the nine-month period ended September 30, 2001.

Total assets increased slightly from December 31, 2001 to September 30, 2002. Total assets at September 30, 2002 were approximately $371,419,000 as compared to approximately $369,203,000 at December 31, 2001. The loan portfolio decreased 3.4% during this nine-month period, to approximately $235,773,000. The investment portfolio increased approximately $4,329,000, or 5.0%, during this same period. During the first nine months of 2002, management adhered to its policy of not extending long-term fixed rate financing in this low interest rate environment. This continues to hinder loan production. However, by investing short-term, management believes it is better positioned to manage the interest margin when interest rates begin to increase. Total deposits remained essentially unchanged at $317,658,000 at September 30, 2002 from $317,373,000 at December 31, 2001. Interest-bearing deposits decreased $1,305,000 or 0.5%, while noninterest-bearing deposits increased $1,590,000 or 4.3%. Competition for deposits remains strong in the Corporation’s primary trade areas between banks and other nontraditional financial service providers.

Increasing industry trends in personal and corporate bankruptcy filings continue to highlight the importance of the Corporation’s methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Improvements in the Corporation’s loss identification methodologies, along with the overall reduction in total loans, resulted in a reduction in the allowance for loan losses from $3,180,000 at December 31, 2001, to $3,005,000 at September 30, 2002. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.30% at December 31, 2001, compared to 1.27% at September 30, 2002. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
September 30, 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Act contains a number of provisions that dramatically change the reporting and corporate governance obligations of public companies and their directors and officers. The Act also creates new and enhanced criminal and civil liability provisions related to securities fraud. In order to comply with certain provisions of the Act, the Corporation has taken steps to enhance its controls over financial reporting and disclosures including, but not limited to, the formation of a disclosure review committee that will be utilized to evaluate the accuracy and completeness of the Corporation’s reporting to the U.S. Securities and Exchange Commission and to shareholders of the Corporation.

Additional due diligence procedures have been developed to assist the Chief Executive and Chief Financial officers in their certification of the financial statements. The Act also enhances the responsibilities of the Corporation’s Audit Committee in the selection of the Corporation’s external auditors and in the approval of the scope of services the external auditors will be allowed to perform for the Corporation. The Act further expedites the reporting of transactions by directors and officers in the Corporation’s common stock. The Corporation will continue to monitor developments and new regulations that will be promulgated pursuant to the Act to provide enhanced transparency of reporting so that our stockholders or potential stockholders will be able to make informed investment decisions.

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statement No. 141, “Business Combinations” (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The implementation of SFAS 141 did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards Board Statements No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143), and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS 143 is effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The implementation of this statement did not a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board Opinion No. 30, “Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The implementation of this statement did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

The Financial Accounting Standards Board has issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). This Statement rescinds SFAS No.4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
September 30, 2002

The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS 4 is encouraged. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

In June 2002 the Financial Accounting Standards Board issued FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

The Financial Accounting Standards Board has issued FAS 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (SFAS 147). FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

This report may contain certain forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by such statements for a variety of factors including: changes in economic conditions which may affect the Corporation’s primary market area; rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving financial industry standards.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Asset and Liability Management and Interest Rate Sensitivity” subsection of the Management’s Discussion and Analysis section contained in the Corporation’s 2001 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2001.

CONTROLS AND PROCEDURES

The Corporation’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

(a.)  Exhibit 99.1 – Certification Pursuant to 18 U.S.C. Section 1350
 Exhibit 99.2 – Certification Pursuant to 18 U.S.C. Section 1350

(b.)  Reports on Form 8-K

1.	On July 30, 2002, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer (Principal Accounting and Financial Officer)

Date Novemer 12, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification:

I, R. W. Wilkinson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Century Bankshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ R. W. Wilkinson
R. W. Wilkinson, President and Chief Executive Officer

Certification:

I, J. Ronald Hypes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Century Bankshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer (Chief Financial Officer)