Form 10-K
period 2002-12-31
FIRST CENTURY BANKSHARES INC
filed 2003-03-24
CIK 723594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒            Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐            Transition Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the transition period from               to

Commission file number: 0-11671

FIRST CENTURY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0628089 (IRS Employer Identification No.)

500 Federal Street, Bluefield, WV (Address of principal executive offices)	24701 (Zip Code)

Registrant’s telephone number, including area code: (304) 325-8181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class NONE	Name of each exchange on which registered NONE

Securities registered pursuant to Section 12(g) of the Act:

First Century Bankshares, Inc.: $1.25 Par Value - Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2003 was $25,686,470 and the number of shares outstanding of the registrant’s common stock was 1,991,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended
December 31, 2002 are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 15, 2003, are incorporated by reference into Part III.

Total number of pages, including cover page and exhibits - 81

FIRST CENTURY BANKSHARES, INC.
2002 FORM 10-K ANNUAL REPORT

SIGNATURES AND CERTIFICATIONS	11 - 14

PART I

ITEM 1.           BUSINESS

FIRST CENTURY BANKSHARES, INC.

First Century Bankshares, Inc. (“Corporation” or “Registrant”), formerly Pocahontas Bankshares Corporation, was organized under the laws of West Virginia in 1983 at the direction of the Board of Directors of The First National Bank of Bluefield (“Bluefield”). On March 1, 1984, the effective date of the corporate reorganization, the shareholders of Bluefield became the shareholders of the Corporation, and Bluefield became a wholly-owned subsidiary of the Corporation. On March 11, 1988, the Registrant acquired control of the Bank of Oceana, Oceana, WV (“Oceana”). On May 24, 1991, the Registrant formed First Century Bank, Roanoke, Virginia. During 1993, the main office of First Century Bank was redesignated to Wytheville, Virginia. Effective November 28, 1994, the merger of Bank of Oceana into The First National Bank of Bluefield was completed and the name of the resulting entity was changed to First Century Bank, National Association (“FCBNA”), with its main office in Bluefield, West Virginia. Effective May 7, 1999, First Century Bank was merged into FCBNA.

During 2001, the Corporation formed a financial subsidiary, First Century Financial Services, LLC, (“FCFSLLC”). This entity conducts the Corporation’s insurance activities through its investment in the Banker’s Insurance Corporation, a relationship with 67 community banks, which offers a full range of insurance products and services. This entity was formed with a minimal capital investment which is carried at cost and eliminates upon consolidation.

Substantially, all of the operations of the Corporation are carried on through FCBNA which is the Registrant’s only banking subsidiary. The officers and directors of the Corporation, who are also officers and directors of FCBNA, receive their entire compensation from FCBNA. The Corporation’s executive offices are located at 500 Federal Street, Bluefield, West Virginia.

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary bank. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant’s 2002 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates ten additional branches in Mercer, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2002, FCBNA had 162 full-time employees and 13 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

SUPERVISION AND REGULATION

The Corporation is under the jurisdiction of the United States Securities and Exchange Commission and the State of West Virginia’s Secretary of State with respect to matters relating to the offer and sale of its securities and matters relating to financial reporting and disclosure to these regulators and to the Corporation’s shareholders. The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states where the Corporation and its subsidiaries operate. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals, rather than for the protection of security holders.

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

The Corporation is a financial holding company under the Bank Holding Company Act of 1956 (“BHCA”), as amended, and is regulated by the Federal Reserve. As a financial holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Corporation and each subsidiary. The Bank Holding Company Act requires every financial holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that bank holding company.

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

The BHCA permits the Corporation to purchase or redeem its own securities. However, Regulation Y provides that prior notice must be given to the Federal Reserve if the gross consideration for such purchase or consideration, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months is equal to 10 percent or more of the company’s consolidated net worth. Prior notice is not required if (i) both before and immediately after the redemption, the financial holding company is well-capitalized; (ii) the financial holding company is well-managed and (iii) the financial holding company is not the subject of any unresolved supervisory issues.

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

In November 1999, Congress passed the “Gramm-Leach-Bliley” Financial Services Modernization Act (the “GLB Act”) which repealed two provisions of the Glass-Stegall Act that previously separated banking, insurance, and securities activities. The GLB Act creates a new financial services structure, the financial holding company, under the BHCA. Financial holding companies will be able to engage in any activity that is deemed (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the BHCA. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature.

The GLB Act also contains a number of other provisions that will affect the Corporation’s operations and the operations of all financial institutions. One of the new provisions, which became effective on July 1, 2000, relates to the financial privacy of consumers. Federal banking regulators issued final regulations in November 2000 related to consumer privacy which limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

The GLB Act adopts a system of functional regulation where the nature of the activity rather than the type of institution determine the primary regulator. Although the Federal Reserve Board (the “FRB”) is the umbrella supervisor of financial holding companies, the GLB Act limits the FRB’s power to supervise and conduct examinations of affiliated companies of the financial holding company. Rather, under the provisions of the GLB Act, the securities activities would be regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate bank regulator.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires that a financial holding company guarantee that any “undercapitalized” (as defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would be necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

On August 2, 1995, the Federal Reserve and other banking agencies issued their final rule to implement the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. This final rule amends the capital standards to specify that the banking agencies will include, in their evaluations of a bank’s capital adequacy, an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates.

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

As of December 31, 2002, the regulatory capital ratios of the Corporation and FCBNA are set forth in the table in Note 16 of the notes of the accompanying consolidated financial statements.

FCBNA operates as a national banking association subject to examination by the Office of the Comptroller of the Currency (the “OCC”). The OCC regulates all areas of a national bank’s operations, both commercial and trust, including loans, deposits, mergers, branches and payments of dividends. FCBNA, by means of its national charter, is also a member of the Federal Reserve System, and as such, is affected by the monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the reserve requirement for member banks, and changes in the discount rate for member bank borrowings. FCBNA is also insured and regulated by the Federal Deposit Insurance Corporation (the “FDIC”). The major function of the FDIC with respect to insured member banks is to pay depositors, to the extent provided by law, in the event an insured bank is closed without adequately providing for payment of the claims of the depositors.

The OCC also administers a number of federal statutes that apply to national banks such as the Depository Institution Management Interlocks Act, the International Lending Supervision Act of 1983 and the Community Reinvestment Act of 1977 (“CRA”). CRA requires that, in connection with their examinations of financial institutions, the OCC shall evaluate the record of FCBNA in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the OCC, issued a new joint rule which became effective for FCBNA in 1997 related to evaluating an institution’s CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a national bank by applying lending, investment, and service tests. The OCC assigns a rating to a national bank based on the bank’s performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, FCBNA is required to collect and report to the OCC extensive demographic and loan data. FCBNA received a “satisfactory” rating in its most recent CRA examination.

The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) increased the ability of financial holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Board of Governors of the Federal Reserve System, and subject to nationwide and statewide concentration limits, the Corporation and any other bank holding company located in West Virginia may acquire or merge with a bank located in any other state and a bank holding company located outside of West Virginia may acquire or merge with any West Virginia-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Interstate Banking Act also permits de novo branching. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less. FCBNA, under the provisions of the Riegle-Neal Act, is headquartered in West Virginia and operates branches in both West Virginia and Virginia.

FCBNA is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. The amount of stock owned is based on the member’s balance of residential mortgages and the balance of outstanding advances from the FHLB. The FHLB makes advances to members in accordance with policies and procedures established by its Board of Directors. FCBNA is authorized to borrow funds from the FHLB to meet demands for withdrawals of deposit accounts, to meet seasonal requirements, to fund expansion of the loan portfolio, or for general asset/liability management. Advances may be made on a secured or unsecured basis depending on a number of factors, including the purpose for which the funds are being borrowed and existing advances. Collateral on secured advances may be in the form of first mortgages on 1-4 family real estate, government securities, or other assets acceptable to the FHLB. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB, and general market conditions.

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

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 22 of the accompanying 2002 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public market presently exists for the common stock of the Registrant. Quotations may be obtained through the OTC Bulletin Board under the trading symbol FCBS. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

Page 20 of the 2002 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in Note 16 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock after the conclusion of each calendar quarter.

ITEM 6.           SELECTED FINANCIAL DATA

The selected financial data required by this item is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 22 of the Registrant’s 2002 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 22 of the accompanying 2002 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 12 through 13; and Note 15, Financial Instruments, Concentrations of Credit and Fair Values, appearing on pages 43 through 44 of the accompanying 2002 Annual Report to Stockholders, and is incorporated by reference in this Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent accountants for the years ended December 31, 2002, 2001, and 2000, which are included in the Corporation’s 2002 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference.

The report of independent accountants on page 48 of the Registrant’s 2002 Annual Report to Stockholders reflects an unqualified opinion on the 2002 and 2001 consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity, and of cash flows for each of the years in the three-year period ended December 31, 2002, issued by PricewaterhouseCoopers LLP, Greensboro, North Carolina, the Registrant’s independent accountant for those years.

Reference to 2002 Annual Report

Consolidated Statements of Financial Condition	Page 23
Consolidated Statements of Income and Comprehensive Income	Page 24
Consolidated Statements of Cash Flows	Page 25
Consolidated Statements of Changes in Stockholders’ Equity	Page 26
Notes to Consolidated Financial Statements	Pages 27 through 47
Report of Independent Accountants	Page 48

The supplementary financial information required by this item is set forth in Note 17 of “Notes to Consolidated Financial Statements” on Page 46 of the Corporation’s 2002 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 20, 2003 (which is not later than 120 days after December 31, 2002, the close of the fiscal year of the Registrant) and such information is incorporated herein by reference to such proxy statement.

ITEM 11.         EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 20, 2003, (which is not later than 120 days after December 31, 2002, the close of the fiscal year of the Registrant) and such information is incorporated herein by reference to such proxy statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 20, 2003, (which is not later than 120 days after December 31, 2002, the close of the fiscal year of the Registrant) and such information is incorporated herein by reference to such proxy statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 20, 2003, (which is not later than 120 days after December 31, 2002, the close of the fiscal year of the Registrant) and is incorporated herein by reference to such proxy statement.

ITEM 14.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (i) enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and (ii) are designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal controls:

There were not significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1. Financial Statements.

See Item 8 on Page 8 of this document for a listing of all Financial Statements, Report of Independent Accountants, and Supplementary Data.

2. Financial Statement Schedules

All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(b)       Reports on Form 8-K.

On November 6, 2002, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended September 30, 2002.

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

99.1    Certification Pursuant to 18 U.S.C. Section 1350

99.2    Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.
By:	/s/ J. RONALD HYPES

J. Ronald Hypes, Treasurer (Principal Accounting & Financial Officer)
DATE: March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. L. JACKSON	Date:	March 18, 2003

B. L. Jackson, Jr., Chairman of the Board and Director

By:	/s/ R. W. WILKINSON	Date:	March 18, 2003

R. W. Wilkinson, President & Chief Executive Officer & Director (Principal Executive Officer)

By:	/s/ CHARLES A. PETERS	Date:	March 18, 2003

Charles A. Peters, Secretary and Director

By:	/s/ PAUL COLE, JR	Date:	March 18, 2003

Paul Cole, Jr., Director

By:	/s/ EUSTACE FREDERICK	Date:	March 18, 2003

Eustace Frederick, Director

By:	/s/ ROBERT M. JONES, JR.	Date:	March 18, 2003

Robert M. Jones, Jr., M.D., Director

By:	/s/ MARSHALL S. MILLER	Date:	March 18, 2003

Marshall S. Miller, Director

By:	/s/ BYRON K. SATTERFIELD	Date:	March 18, 2003

Byron K. Satterfield, Director

By:	/s/ JOHN H. SHOTT	Date:	March 18, 2003

John H. Shott, Director

By:		Date:

Scott H. Shott, Director

By:		Date:

Walter L. Sowers, Director

By:	/s/ WM. CHANDLER SWOPE	Date:	March 18, 2003

Wm. Chandler Swope, Director

By:	/s/ J. BROOKINS TAYLOR, M. D.	Date:	March 18, 2003

J. Brookins Taylor, M. D., Director

By:	/s/ FRANK W. WILKINSON	Date:	March 18, 2003

Frank W. Wilkinson, Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification:

I, R. W. Wilkinson, certify that:

1.         I have reviewed this annual report on Form 10-K of First Century Bankshares, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 20, 2003
/s/ R. W. WILKINSON

R. W. Wilkinson, President and Chief Executive Officer

Certification:

I, J. Ronald Hypes, certify that:

1.         I have reviewed this annual report on Form 10-K of First Century Bankshares, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 20, 2003
/s/ J. RONALD HYPES

J. Ronald Hypes, Treasurer (Chief Financial Officer)