Form 10-Q
period 2003-03-31
FIRST CENTURY BANKSHARES INC
filed 2003-05-13
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-11671

First Century Bankshares, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-0628089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Federal Street, Bluefield, WV	24701
(Address of principal executive officer)	(Zip Code)

(304) 325-8181

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 12, 2003, was 1,991,000 shares.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

The total number of pages of the Form 10-Q Quarterly Report is eighteen (18) pages.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

ASSETS	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
Cash and due from banks	$15,319	$14,947
Interest-bearing balances with banks	1,026	1,871
Federal funds sold	4,000	—
Securities available for sale: (cost approximated $75,968 at March 31, 2003, and $77,132 at December 31, 2002)	77,409	78,631
Securities held to maturity: (market value approximated $9,955 at March 31, 2003 and $9,971 at December 31, 2002)	9,523	9,566
Federal Home Loan Bank and Federal Reserve Bank Stock	899	752
Loans	234,417	236,460
Less allowance for loan losses	3,005	3,005

Net loans	231,412	233,455
Premises and equipment	11,029	10,500
Real estate owned other than bank premises	424	793
Other assets	6,234	5,207
Goodwill and other intangible assets	5,542	5,542

TOTAL ASSETS	$362,817	$361,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$37,277	$39,202
Interest-bearing	275,538	268,745

Total deposits	312,815	307,947
Federal funds purchased and securities sold under agreements to repurchase	12,598	16,719
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	26
Other liabilities	3,157	2,754

TOTAL LIABILITIES	328,596	327,446

STOCKHOLDERS’ EQUITY
Common stock—par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,991,000	2,500	2,500
Paid-in capital	785	785
Retained earnings	30,688	30,247
Treasury stock, at cost; 9,000 shares	(147)	(147)
Accumulated other comprehensive income, net of tax	395	433

TOTAL STOCKHOLDERS’ EQUITY	34,221	33,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,817	$361,264

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	(Dollars in thousands except per share data)
INTEREST INCOME	2003	2002
Interest and fees on loans	$3,723	$4,182
Interest on balances with banks	5	18
Interest and dividends from securities available for sale:
Taxable	796	1,106
Interest and dividends from securities held to maturity:
Taxable	13	23
Tax-exempt	104	117
Interest on federal funds sold	12	17

TOTAL INTEREST INCOME	4,653	5,463
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	229	321
Interest on other deposits	870	1,347
Interest on federal funds purchased and securities sold under agreements to repurchase	23	45

TOTAL INTEREST EXPENSE	1,122	1,713

Net interest income	3,531	3,750
Provision for loan losses	177	263

Net interest income after provision for loan losses	3,354	3,487
NONINTEREST INCOME
Income from fiduciary activities	336	360
Other operating income	658	575

TOTAL NONINTEREST INCOME	994	935
NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,633	1,653
Furniture and equipment expense	514	481
Other noninterest expense	880	987

TOTAL NONINTEREST EXPENSE	3,027	3,121

Income before income taxes	1,321	1,301
Provision for income taxes	482	469
NET INCOME	839	832

Other comprehensive income (loss), net of tax	(38)	(592)

COMPREHENSIVE INCOME	$801	$240

NET INCOME PER COMMON SHARE:
Basic	$0.42	$0.42
Diluted	$0.42	$0.42
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,000	2,000,000
Diluted	1,991,197	2,000,000

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002
Net income	$839	$832
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	177	263
Depreciation and amortization	202	215
Amortization of securities premiums, net	100	10
Increase in interest receivable and other assets	(566)	(433)
Increase in interest payable and other liabilities	330	135

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,082	1,022
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	—	(193
Purchases of securities available for sale	(13,734)	(14,867)
Purchases of Federal Home Loan Bank stock	(147)	—
Proceeds from maturities and calls of securities held to maturity	36	131
Proceeds from maturities and calls of securities available for sale	14,806	7,215
Net decrease in loans	1,867	7,942
Acquisition of fixed assets	(731)	(65)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,097	163
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,886	4,251
Net increase (decrease) in time deposits	1,981	(2,515)
Net increase (decrease) in short-term borrowings	(4,121)	2,939
Cash dividends paid	(398)	(400)

NET CASH PROVIDED BY FINANCING ACTIVITIES	348	4,275

Net increase in cash and cash equivalents	3,527	5,460
Cash and cash equivalents at January 1,	16,818	18,289

Cash and cash equivalents at March 31,	$20,345	$23,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,091	$1,693
Income taxes	5	191

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	(Dollars in thousands)
	2003	2002
BALANCE, JANUARY 1,	$33,818	$32,967
Net income	839	832
Cash dividends declared—$0.20 per share in 2003 and 2002	(398)	(400)
Other comprehensive income (loss), net of tax	(38)	(592)

BALANCE, MARCH 31,	$34,221	$32,807

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three-month period ended March 31, 2003, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2003 and 2002 is as follows:

	2003	2002
Unrealized gains (losses) on available for sale securities arising during the period	$(57)	$(897)
Reclassification adjustment for (gains) losses included in net income	—	—

Other comprehensive income (loss) before tax	(57)	(897)
Income tax (expense) benefit related to other comprehensive income	19	305

Other comprehensive income (loss), net of tax	$(38)	$(592)

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended March 31, 2003 and 2002:

	For the three months ended March 31,
	2003			2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$839,000	1,991,000	$0.42	$832,000	2,000,000	$0.42

Effect of dilutive securities – Stock options	0	197		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$839,000	1,991,197	$0.42	$832,000	2,000,000	$0.42

NOTE D – COMPENSATION PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2003, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 69 months. At March 31, 2003, 88,220 options were outstanding and options for 81,780 shares of common stock were reserved for future issuance for the Officer Plan. As of March 31, 2003, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”), provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2003, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 68 months. At March 31, 2003, 20,000 options were outstanding and options for 10,000 shares of common stock were reserved for future issuance for the Director Plan. As of March 31, 2003, no options had been exercised under the Director Plan, and 7,000 options had expired unexercised.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

NOTE D – COMPENSATION PLANS (Continued)

The Corporation accounts for the Officer Plan and the Director Plan under the provision of SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Corporation has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Corporation’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation’s net income and net income per share—basic would have been decreased to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$839,000	$830,000	$832,000	$828,000

Net income per share—basic	$0.42	$0.42	$0.42	$0.41

NOTE E – REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiary have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes common stockholders’ equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. The following table contains the capital ratios for the Corporation.

	March 31, 2003			December 31, 2002
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	10.94%	12.12%	7.78%	10.94%	12.12%	7.75%
First Century Bank, N.A.	10.59%	11.78%	7.52%	10.62%	11.81%	7.53%

NOTE F – SEGMENT INFORMATION

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

March 31, 2003

NOTE G – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

The subsidiary of the Corporation is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,884,000 at March 31, 2003 and $5,005,000 at December 31, 2002. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $35,025,000 at March 31, 2003, and $37,951,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

NOTE H – RECENT ACCOUNTING DEVELOPMENTS

Effective January 1, 2003, the Corporation adopted the provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).” FIN 45 clarifies the requirements of FASB Statement No. 5 (FAS 5), “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Corporation’s primary guarantee included within the scope of FIN 45 relates to financial standby letters of credit issued to commercial customers. FIN 45 requires the liability recognized in standalone arm’s-length transactions to be the premium received or receivable by the guarantor. Implementation of this interpretation did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51).” FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of this interpretation to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

During the first quarter of 2003, the Securities and Exchange Commission promulgated rules to implement several provisions of the Sarbanes-Oxley Act of 2002. These rules included conditions for using financial measures that exclude information that would be required under generally accepted accounting principals, (“non-GAAP financial measures”). Additionally, new rules expand the number of events that require current reporting on Form 8-K. Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management. Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence. Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2003

NOTE H – RECENT ACCOUNTING DEVELOPMENTS (Continued)

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). In light of recent switches by a number of companies to the recognition and measurement provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (and of announcements by other entities of their intentions to switch), the FASB has amended SFAS 123 to add two new transitional approaches when changing from the APB Opinion 25 intrinsic value method of accounting for stock-based employee compensation to the SFAS 123 fair value method. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, “Interim Financial Reporting,” to call for disclosure of SFAS 123 pro forma information on a quarterly basis. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Corporation is presently evaluating the effect of this pronouncement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2003

During the first quarter of 2003 net income increased $7,000, or approximately 1%, from $832,000 earned during the first three months of 2002, to $839,000 earned during the same period in 2003. Net interest income for the period ended March 31, 2003 decreased $219,000 or 5.8% to $3,531,000 as compared to $3,750,000 for the first three months of 2002. This decrease was primarily the result of fewer opportunities to reprice the deposit base as a result of the historically low interest rate environment, coupled with less attractive investment opportunities than existed during the first quarter of 2002. Interest income decreased $810,000 from $5,463,000 for the first three months of 2002, to $4,653,000 for the three-month period ended March 31, 2003. Interest income reflected a weighted-average yield on earning assets of 5.72% for the quarter ended March 31, 2003, compared to 6.53% for the same three-month period in 2002. Interest expense decreased $591,000 to $1,122,000 for the quarter ended March 31, 2003, from $1,713,000 for the three-month period ended March 31, 2002. This reflected an average cost of funds of 1.56% and 2.27% respectively, for the three-month periods ended March 31, 2003 and 2002. Noninterest income increased $59,000 or 6.3% to $994,000 for the period ended March 31, 2003, compared to $935,000 for the same period in 2002. This increase was primarily attributable to increases in other operating income. Noninterest expense decreased $94,000, or 3.0% to $3,027,000 at March 31, 2003, from $3,121,000 at March 31, 2002, primarily the result of reductions in other noninterest expense.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2003

Compared to the fourth quarter of 2002, net income increased 21.9% from $688,000 for the three-month period ended December 31, 2002, to $839,000 for the quarter ended March 31, 2003. Net interest income decreased 9.5% from $3,903,000 for the three-month period ended December 31, 2002, to $3,531,000 for the period ended March 31, 2003. This decrease was primarily from reduced interest income on loans and investments, which continue to reprice downward to these historically low levels. Noninterest income decreased $67,000 to $994,000 for the three-month period ended March 31, 2003 compared to $1,061,000 for the three-month period ended December 31, 2002. Noninterest expense decreased 14.5% from $3,542,000 for the three-month period ended December 31, 2002, when compared to $3,027,000 for the three-month period ended March 31, 2003, primarily due to reductions in personnel related expenses.

Management has worked diligently to enhance the quality of the loan portfolio in recent years. Due to these efforts, the provision for loan losses decreased $86,000 from $263,000 for the three-month period ended March 31, 2002, to $177,000 for the same period in 2003. Management anticipates loan losses will continue to compare favorably during the remainder of 2003; however, continuation of the sluggish economy could result in increased credit deterioration beyond expectations.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended March 31, 2003 and 2002 were $0.42, and $0.35 for the three-month period ended December 31, 2002. Earnings through March 31, 2003 reflect an annualized return on average assets (ROAA) of 0.93% compared to 0.89% for the period ended March 31, 2002. Also, these earnings reflect an annualized return on average equity (ROAE) of 9.83% and 10.06%, respectively, for the periods ending March 31, 2003 and 2002. Dividends for the first quarter of 2003 were maintained at $0.20 per share.

Total assets increased $1,553,000 from December 31, 2002 to March 31, 2003. Total assets at March 31, 2003 were approximately $362,817,000 as compared to approximately $361,264,000 at December 31, 2002. As previously mentioned, the loan portfolio decreased 0.9% during this three-month period, to approximately $234,417,000. The reduction in loans was the result of a large participation loan being paid off and a decision by management to continue to resist extending maturities during the low end of an interest rate cycle. The investment portfolio decreased approximately $1,118,000, or 1.3%, during this latest three-month period. Total deposits increased by $4,868,000 to $312,815,000 at March 31, 2003 from $307,947,000 at December 31, 2002. The increase in deposits was primarily in the interest-bearing category. Competition for deposits remains strong in the Corporation’s primary trade areas between banks and other nontraditional financial service providers. Additionally, federal funds purchased and securities sold under agreements to repurchase decreased $4,121,000 to $12,598,000 at March 31, 2003, from $16,719,000 at December 31, 2002. This decrease occurred primarily in overnight retail repurchase agreements from commercial customers and reflected normal fluctuations based on customer activity.

The continuing weakness in the local and national economies places ongoing emphasis on the Corporation’s methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. The allowance for loan losses was $3,005,000 at December 31, 2002, and at March 31, 2003. This resulted in the ratio of the allowance for loan losses to total loans increasing slightly from 1.27% at December 31, 2002, compared to 1.28% at March 31, 2003. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2003

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,884,000 at March 31, 2003 and $5,005,000 at December 31, 2002. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $35,025,000 at March 31, 2003, and $37,951,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

During the first quarter of 2003, accounting standards-setters and regulators issued a number of rules affecting accounting practice, financial reporting and corporate governance. Management is continuing to monitor the developments surrounding the recent occurrences of bankruptcies and alleged accounting irregularities. Every effort will be made to comply with any rules that enhance transparency of reporting so that our stockholders or potential stockholders will be able to make informed investment decisions.

Effective January 1, 2003, the Corporation adopted the provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).” FIN 45 clarifies the requirements of FASB Statement No. 5 (FAS 5), “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Corporation’s primary guarantee included within the scope of FIN 45 relates to financial standby letters of credit issued to commercial customers. FIN 45 requires the liability recognized in standalone arm’s-length transactions to be the premium received or receivable by the guarantor. Implementation of this interpretation did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51).” FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of this interpretation to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). In light of recent switches by a number of companies to the recognition and measurement provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (and of announcements by other entities of their intentions to switch), the FASB has amended SFAS 123 to add two new transitional approaches when changing from the APB Opinion 25 intrinsic value method of accounting for stock-based employee compensation to the SFAS 123 fair value method. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, “Interim Financial Reporting,” to call for disclosure of SFAS 123 pro forma information on a quarterly basis. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2003

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Corporation is presently evaluating the effect of this pronouncement.

During the first quarter of 2003, the Securities and Exchange Commission promulgated rules to implement several provisions of the Sarbanes-Oxley Act of 2002. These rules included conditions for using financial measures that exclude information that would be required under generally accepted accounting principals, (“non-GAAP financial measures”). Additionally, new rules expand the number of events that require current reporting on Form 8-K. Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management. Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence. Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Asset and Liability Management and Interest Rate Sensitivity” subsection of the Management’s Discussion and Analysis section contained in the Company’s 2002 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2002.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

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

PART II. OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K.

(a.)	Exhibit 99.1 – Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 99.2 – Certification Pursuant to 18 U.S.C. Section 1350

(b.)	Reports on Form 8-K

1.	On February 6, 2003, the Corporation filed a current report on Form 8-K announcing its earnings for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	FIRST CENTURY BANKSHARES, INC.

	By:	/s/ J. RONALD HYPES
J. Ronald Hypes, Treasurer (Principal Accounting and Financial Officer)

Date: May 12, 2003

CERTIFICATIONS Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification:

I, R. W. Wilkinson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Century Bankshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ R. W. WILKINSON
R. W. Wilkinson, President and Chief Executive Officer

Certification:

I, J. Ronald Hypes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Century Bankshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer (Chief Financial Officer)