Form 10-Q
period 2003-06-30
FIRST CENTURY BANKSHARES INC
filed 2003-08-12
CIK 723594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Yes   ☒      No   ☐

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 12, 2003, was 1,991,000 shares.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

The total number of pages of the Form 10-Q Quarterly Report is twenty-one (21) pages.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Cash and due from banks	$16,666	$14,947
Interest-bearing balances with banks	4,031	1,871
Federal funds sold	8,000	—
Securities available for sale: (cost approximated $66,152 at June 30, 2003, and $77,132 at December 31, 2002)	67,597	78,631
Securities held to maturity: (market value approximated $10,852 at June 30, 2003 and $9,971 at December 31, 2002)	10,314	9,566
Federal Home Loan Bank and Federal Reserve Bank Stock	908	752
Loans	239,672	236,460
Less allowance for loan losses	3,005	3,005

Net loans	236,667	233,455
Premises and equipment	11,018	10,500
Real estate owned other than bank premises	421	793
Other assets	6,157	5,207
Goodwill and other intangible assets	5,542	5,542

TOTAL ASSETS	$367,321	$361,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$40,190	$39,202
Interest-bearing	271,595	268,745

Total deposits	311,785	307,947
Federal funds purchased and securities sold under agreements to repurchase	17,516	16,719
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	26
Other liabilities	3,438	2,754

TOTAL LIABILITIES	332,765	327,446

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,991,000	2,500	2,500
Paid-in capital	785	785
Retained earnings	31,021	30,247
Treasury stock, at cost; 9,000 shares	(147)	(147)
Accumulated other comprehensive income, net of tax	397	433

TOTAL STOCKHOLDERS’ EQUITY	34,556	33,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,321	$361,264

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands, except per share data)
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,733	$4,284	$7,456	$8,466
Interest on balances with banks	6	17	11	35
Interest and dividends from securities available for sale:
Taxable	686	1,117	1,482	2,223
Interest and dividends from securities held to maturity:
Taxable	13	23	26	46
Tax-exempt	103	107	207	224
Interest on federal funds sold	22	15	34	32

TOTAL INTEREST INCOME	4,563	5,563	9,216	11,026
INTEREST EXPENSE
Interest on time certificates of $100,000 or more	238	253	467	574
Interest on other deposits	794	1,182	1,664	2,529
Interest on federal funds purchased and securities sold under agreements to repurchase	19	41	41	86
Interest on demand notes to U. S. Treasury and other liabilities for borrowed money	—	1	1	1

TOTAL INTEREST EXPENSE	1,051	1,477	2,173	3,190

Net interest income	3,512	4,086	7,043	7,836
Provision for loan losses	238	743	415	1,006

Net interest income after provision for loan losses	3,274	3,343	6,628	6,830
NONINTEREST INCOME
Income from fiduciary activities	343	360	679	720
Other operating income	571	1,039	1,229	1,614
Securities gains (losses)	67	—	67	—

TOTAL NONINTEREST INCOME	981	1,399	1,975	2,334
NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,689	1,634	3,322	3,287
Premises and equipment expense	483	462	997	943
Other noninterest expense	941	951	1,821	1,938

TOTAL NONINTEREST EXPENSE	3,113	3,047	6,140	6,168

Income before income taxes	1,142	1,695	2,463	2,996
Provision for income taxes	411	653	893	1,122

NET INCOME	731	1,042	1,570	1,874

Other comprehensive income (loss), net of tax	2	577	(36)	(15)

COMPREHENSIVE INCOME	$733	$1,619	$1,534	$1,859

NET INCOME PER COMMON SHARE:
Basic	$0.37	$0.52	$0.79	$0.94
Diluted	$0.37	$0.52	$0.79	$0.94
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,000	1,996,422	1,991,000	1,998,201
Diluted	1,992,558	1,996,422	1,991,878	1,998,201

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)

	Six Months Ended June 30,
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002
Net income	$1,570	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	1,006
Depreciation and amortization	397	423
Securities gains	(67)	—
Net investment amortization	222	37
(Increase) decrease in interest receivable and other assets	(481)	206
Increase (decrease) in interest payable and other liabilities	239	(128)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,295	3,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,277)	(193)
Purchases of securities available for sale	(24,846)	(23,621)
Purchases of Federal Home Loan Bank Stock	(157)	—
Proceeds from maturities and calls of securities held to maturity	513	679
Proceeds from maturities and calls of securities available for sale	34,624	20,352
Proceeds from redemptions of Federal Home Loan Bank Stock	—	52
Proceeds from sales of securities available for sale	1,072	—
Net (increase) decrease in loans	(3,246)	10,115
Acquisition of fixed assets	(937)	(170)

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,746	7,214

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,398	2,304
Net increase (decrease) in time deposits	1,439	(6,064)
Net increase in short-term borrowings	797	1,254
Purchase of treasury stock	—	(144)
Cash dividends paid	(796)	(798)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,838	(3,448)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,879	7,184
CASH AND CASH EQUIVALENTS AT JANUARY 1,	16,818	18,289

CASH AND CASH EQUIVALENTS AT JUNE 30,	$28,697	$25,473

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,134	$3,151
Income taxes	743	1,114

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES
     IN STOCKHOLDERS’ EQUITY
               (Unaudited)

	Six Months Ended June 30,
	(Dollars in thousands)
	2003	2002
BALANCE, JANUARY 1,	$33,818	$32,967
Net income	1,570	1,874
Cash dividends declared - $0.40 per share in 2003 and 2002	(796)	(798)
Purchase 8,800 shares of treasury stock, at cost	—	(144)
Other comprehensive income (loss), net of tax	(36)	(15)

BALANCE, JUNE 30,	$34,556	$33,884

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the six-month period ended June 30, 2003, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2003	2002	2003	2002
Unrealized holding gains (losses) arising during the period	$70	$874	$13	$(23)
Reclassification adjustment for gains included in net income	(67)	—	(67)	—

Other comprehensive income (loss) before tax	3	874	(54)	(23)
Income tax (expense) benefit related to other comprehensive income (loss)	(1)	(297)	18	8

Other comprehensive income (loss)	$2	$577	$(36)	$(15)

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2003 and 2002:

	For the three months ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$731,000	1,991,000	$0.37	$1,042,000	1,996,422	$0.52

Effect of dilutive securities – Stock options (Note D)	0	1,558		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$731,000	1,992,558	$0.37	$1,042,000	1,996,422	$0.52

	For the six months ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,570,000	1,991,000	$0.79	$1,874,000	1,998,201	$0.94

Effect of dilutive securities – Stock options (Note D)	0	878		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$1,570,000	1,991,878	$0.79	$1,874,000	1,998,201	$0.94

NOTE D – COMPENSATION PLANS

The Corporation‘s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2003, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 66 months. At June 30, 2003, 88,220 options were outstanding and options for 81,780 shares of common stock were reserved for future issuance for the Officer Plan. As of June 30, 2003, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE D – COMPENSATION PLANS (Continued)

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”), provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2003, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 65 months. At June 30, 2003, 20,000 options were outstanding and options for 10,000 shares of common stock were reserved for future issuance for the Director Plan. As of June 30, 2003, no options had been exercised under the Director Plan, and 7,000 options had expired unexercised.

The Corporation accounts for the Officer Plan and the Director Plan under the provision of SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Corporation has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Corporation’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation’s net income and net income per share - basic would have been decreased to the pro forma amounts indicated below.

	Three Months Ended June 30,
	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$731,000	$721,000	$1,042,000	$1,038,000

Net income per share - basic	$0.37	$0.36	$0.52	$0.52

	Six Months Ended June 30,
	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$1,570,000	$1,551,000	$1,874,000	$1,866,000

Net income per share - basic	$0.79	$0.78	$0.94	$0.94

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003

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

	June 30, 2003			December 31, 2002
	Combined Capital			Combined Capital
Entity	Tier 1 (Tier 1 and Tier 2) Leverage			Tier 1 (Tier 1 and Tier 2)Leverage

Consolidated	11.05%	12.21%	7.97%	10.94%	12.12%	7.75%
First Century Bank, N.A.	10.74%	11.91%	7.73%	10.62%	11.81%	7.53%

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

The subsidiary of the Corporation is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,913,000 at June 30, 2003 and $5,005,000 at December 31, 2002. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $32,481,000 at June 30, 2003, and $37,951,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE H – RECENT ACCOUNTING DEVELOPMENTS

During the first half of 2003, the Securities and Exchange Commission promulgated rules to implement several provisions of the Sarbanes-Oxley Act of 2002. These rules included conditions for using financial measures that exclude information that would be required under generally accepted accounting principals, (“non-GAAP financial measures”). Additionally, new rules expand the number of events that require current reporting on Form 8-K. Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management. Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence. Additional rules have been promulgated to implement provisions requiring management to certify its responsibilities for establishing, maintaining and monitoring internal reporting and disclosure controls. Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

Three Months ended June 30, 2003

The Company attained net income of $731,000 during the second quarter of 2003, a decrease of $311,000, or 29.8%, from net income of $1,042,000 during the second three-month period of 2002. The most significant component, net interest income, for the three-month period ended June 30, 2003 was $3,512,000, a decrease of $574,000, or 14.0%, as compared to $4,086,000 for the second three months of 2002. This decrease was primarily the result of the inability to reprice deposits, relative to the continuing lower interest rate environment for investments and loans. Net interest margins for the three months ended June 30, 2003 and 2002 were 3.85% and 4.43%, respectively.

Interest income for the three-month period ended June 30, 2003 decreased to $4,563,000, or $1,000,000, from $5,563,000 for the second three-month period of 2002. Interest income reflected a weighted-average yield on earning assets of 5.55% for the quarter ended June 30, 2003, compared to 6.70% for the same three-month period in 2002. Average interest earning assets were $328,683,000 and $332,153,000 during the three months ended June 30, 2003 and 2002, respectively.

Interest expense decreased to $1,051,000 for the quarter ended June 30, 2003, or $426,000, from $1,477,000 for the three-month period ended June 30, 2002. This reflected an average cost of funds of 1.46% and 2.00% respectively, for the three-month periods ended June 30, 2003 and 2002. Average interest bearing liabilities were $289,010,000 and $295,913,000 during the three months ended June 30, 2003 and 2002, respectively.

The provisions for loan losses amounted to $238,000 and $743,000 for the three-month periods ended June 30, 2003 and 2002, respectively. The decreased provisions resulted primarily from the improvements in the overall quality of the loan portfolio resulting from the continued efforts of management to identify and evaluate specific credit relationships with weaknesses.

Non-interest income of $981,000 for the three-month period ended June 30, 2003 represented a decrease of $418,000, or 29.9%, compared to $1,399,000 for the same period in 2002. This decrease was primarily attributable to the settlement of litigation between the Corporation and another financial institution of $475,000, which was recognized in the second quarter of 2002. The Corporation benefited from net gains on the sales of securities of $67,000 in the 2003 period, as compared to no gains in the 2002 period.

Non-interest expense of $3,113,000 for the quarter ended June 30, 2003 represented an increase of $66,000, or 2.2%, from $3,047,000 for the same period in 2002. Income taxes of $411,000 and $653,000 for the three-month periods ended June 30, 2003 and 2002, respectively, represented 36.0% and 38.5% of net income before income taxes in the respective periods. The decrease in the effective tax rate for 2003 when compared to 2002 was primarily due to a higher percentage of tax-free loan and investment income relative to total taxable income.

Six Months ended June 30, 2003

The Corporation attained net income of $1,570,000 for the first six months of 2003, representing a decrease of $304,000, or 16.2%, from the comparable 2002 level of $1,874,000. The most significant component, net interest income, amounted to $7,043,000 for the six-month period ended June 30, 2003, a decrease of $793,000, or 10.1%, as compared to $7,836,000 for the first six months of 2002. This decrease was primarily the result of the inability to reprice deposits, relative to the continuing lower interest rate environment for investments and loans. Net interest margins for the six months ended June 30, 2003 and 2002 were 3.88% and 4.23%, respectively.

Interest income for the six-month period ended June 30, 2003 was $9,216,000, a decrease of $1,810,000, or 16.4%, from $11,026,000 for the six-month period ended June 30, 2002. Interest income reflected a weighted-average yield on earning assets of 5.64% for the six-month period ended June 30, 2003, compared to 6.61% for the same six-month period in 2002. Average interest earning assets were $327,010,000 and $333,413,000 during the six months ended June 30, 2003 and 2002, respectively.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
June 30, 2003

Interest expense was $2,173,000 for the six-month period ended June 30, 2003 or a decrease of $1,017,000, from $3,190,000 for the same period in 2002. This reflected an average cost of funds of 1.51% and 2.14%, respectively, for the six-month periods ended June 30, 2003 and 2002. Average interest bearing liabilities were $288,325,000 and $298,800,000 during the six months ended June 30, 2003 and 2002, respectively.

Management continues to work diligently to enhance the quality of the loan portfolio. Due to these efforts, the provision for loan losses decreased to $415,000 for the six months ended June 30, 2003, from $1,006,000 for the six-month month period ended June 30, 2002. Management anticipates loan losses will continue to compare favorably during the remainder of 2003; however, continuation of the sluggish economy could result in increased credit deterioration beyond expectations.

Non-interest income of $1,975,000 for the six-month period ended June 30, 2003 represented a decrease of $359,000, or 15.4%, compared to $2,334,000 for the same period in 2002. This decrease was primarily attributable to the litigation settlement of $475,000 recorded in the second quarter of 2002 between the Corporation and another financial institution. The Corporation benefited from net gains on the sales of securities of $67,000 in the 2003 period, as compared to no gains in the 2002 period.

Non-interest expenses amounted to $6,140,000 for the six months ended June 30, 2003, a decrease of $28,000, or 0.5%, from $6,168,000 for the same period in 2002. Income taxes of $893,000 and $1,122,000 for the six-month periods ended June 30, 2003 and 2002, respectively, represented 36.2% and 37.5% of net income before income taxes in the respective periods. Again, the decrease in the effective tax rate was primarily due to a higher percentage of tax-free loan and investment income relative to total taxable income.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended June 30, 2003 and 2002 were $0.37 and $0.52, respectively. Earnings per weighted-average common share, and per diluted share, for the six-month periods ended June 30, 2003 and 2002 were $0.79 and $0.94, respectively. Earnings through June 30, 2003 reflect an annualized return on average assets (ROAA) of 0.86% compared to 1.01% for the period ended June 30, 2002. Also, these earnings reflect an annualized return on average equity (ROAE) of 9.15% and 11.27%, respectively, for the periods ending June 30, 2003 and 2002. Dividends for the second quarter of 2003 were maintained at $0.20 per share, which resulted in the total dividend for the six-month period ended June 30, 2003 of $0.40 per share, or the same as 2002.

Financial Condition and Asset Quality

Total assets at June 30, 2003 were approximately $367,321,000 as compared to approximately $361,264,000 at December 31, 2002, or an increase of $6,057,000. The loan portfolio increased to $239,672,000 at June 30, 2003, or 1.4%, during this six-month period, from $236,460,000 at December 31, 2002. During the first half of 2003, management adhered to its policy of not extending long-term fixed rate financing in this low interest rate environment. This has hindered loan production. However, by investing short-term, management believes it is better positioned to manage the interest margin when interest rates begin to increase. The investment portfolio decreased approximately $10,130,000, or 11.4%, during this same period. The reduction in investments resulted from issuers calling a significant amount of investments. These proceeds could not be fully reinvested due to the low interest rate environment. There was a corresponding increase in federal funds sold and interest-bearing balances with banks, the shortest duration investment option. Total deposits increased by $3,838,000 to $311,785,000 at June 30, 2003 from $307,947,000 at December 31, 2002. The increase in deposits occurred in both the interest-bearing and non-interest bearing categories. Competition for deposits remains strong in the Corporation’s primary trade areas between banks and other nontraditional financial service providers.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
June 30, 2003

The continuing weakness in the local and national economies places ongoing emphasis on the Corporation’s methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. The allowance for loan losses was $3,005,000 at December 31, 2002, and at June 30, 2003. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.27% at December 31, 2002, compared to 1.25% at June 30, 2003. Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,913,000 at June 30, 2003 and $5,005,000 at December 31, 2002. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $32,481,000 at June 30, 2003, and $37,951,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of the Corporation’s cash flows. The primary source of cash flows for the Corporation is operating activities. Operating activities provided $2,295,000 of liquidity for the six-month period ended June 30, 2003, compared to $3,418,000 for the same six months in 2002. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity for the Corporation comes from investing activities, principally the maturities of investment securities. For the six-month periods ended June 30, 2003 and 2002, due to the rapidly declining interest rate environment, maturities and calls of investment securities amounted to $35,137,000 and $21,031,000, respectively. As of June 30, 2003, the Corporation had approximately $47,957,000 of investment securities that mature within 36 months. It is anticipated that interest rates will begin to stabilize and the rapidity of calls in investment securities will decline. For the six-month period ended June 30, 2003, $26,123,000 of cash was redeployed in investment securities compared to $23,814,000 for the same period in 2002. Improved loan demand resulted in a net increase in loans of $3,246,000 for the first half of 2003 following a decline of $10,115,000 for the same period in 2002.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2003, the Corporation had a maximum borrowing capacity exceeding $75,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty times the amount of Federal Home Loan Bank stock owned by the borrowing bank. At June 30, 2003, the Corporation owned $525,500 of stock, which would allow for borrowings up to $10,510,000 without acquiring additional stock. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of June 30, 2003, there were no outstanding advances from either the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Richmond.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
June 30, 2003

Critical Accounting Policies

The Securities and Exchange Commission Financial Reporting Release No. 60 encourages public companies to provide enhanced information regarding their critical accounting policies. The Corporation’s critical accounting policies are disclosed in its Annual Report on Form 10K for the year ending December 31, 2002. There have been no critical accounting policies adopted since that report was filed, nor have there been any material changes in the related judgments and uncertainties involved.

During the second quarter of 2003, accounting standards-setters and regulators continued to issue a number of rules affecting accounting practice, financial reporting and corporate governance. Management is continuing to monitor the developments surrounding the recent occurrences of alleged fraud and accounting irregularities. Every effort will be made to comply with any rules that enhance transparency of reporting so that our stockholders or potential stockholders will be able to make informed investment decisions.

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
June 30, 2003

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

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not anticipate the implementation of this statement to have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

The Securities and Exchange Commission continues to promulgate rules to implement the provisions of the Sarbanes-Oxley Act of 2002. These rules included conditions for using financial measures that exclude information that would be required under generally accepted accounting principals, (“non-GAAP financial measures”). Additionally, new rules expand the number of events that require current reporting on Form 8-K. Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
June 30, 2003

Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence. Additional rules have been promulgated to implement provisions requiring management to certify its responsibilities for establishing, maintaining and monitoring internal reporting and disclosure controls. Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated.

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

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (i) enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports, and (ii) are designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in internal controls:

There were not significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

FIRST CENTURY BANKSHARES, INC.
AND SUBSIDIARIES

PART  II.  OTHER INFORMATION

Item  4 - Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 15, 2003. Total outstanding shares were 1,991,000 at April 15, 2003. Matters brought before the stockholders and the voting results are as follows:

(1)     To elect fourteen (14) nominees for director to serve for a term of one year.

Nominee	Shares For	Shares Against	Abstentions
Paul Cole, Jr.	1,689,137	2,796	—
Eustace Frederick	1,657,640	34,293	—
B. L. Jackson, Jr.	1,669,261	22,672	—
Robert M. Jones, Jr., M.D.	1,690,685	1,248	—
Marshall S. Miller	1,665,260	26,673	—
Charles A. Peters	1,669,265	22,668	—
Byron K. Satterfield	1,690,681	1,252	—
John H. Shott	1,686,680	5,253	—
Scott H. Shott	1,669,265	22,668	—
Walter L. Sowers	1,665,260	26,673	—
Wm. Chandler Swope	1,686,680	5,253	—
J. Brookins Taylor, M.D.	1,690,185	1,748	—
Frank W. Wilkinson	1,669,261	22,672	—
R. W. Wilkinson	1,669,261	22,672	—

(2)     To ratify the selection of PricewaterhouseCoopers, LLP to serve as independent auditors for the registrant for the year ending December 31, 2003. Shares for: 1,651,259; Shares against: 4,325; Abstentions: 1,252.

Item 6 - Exhibits and Reports on Form 8-K.

(a.)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350

(b.)	Reports on Form 8-K

1.	On April 30, 2003, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended March 31, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CENTURY BANKSHARES, INC. (Registrant)

By:	/s/ J. RONALD HYPES

J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	August 12, 2003