Form 10-Q
period 2003-09-30
FIRST CENTURY BANKSHARES INC
filed 2003-11-13
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 12, 2003, was 1,991,000 shares.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

The total number of pages of the Form 10-Q Quarterly Report is twenty-one (21) pages.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,730	$14,947
Interest-bearing balances with banks	12	1,871
Federal funds sold	—	—
Securities available for sale: (cost approximated $65,195 at September 30, 2003, and $77,132 at December 31, 2002)	65,982	78,631
Securities held to maturity: (market value approximated $11,042 at September 30, 2003 and $9,971 at December 31, 2002)	10,759	9,566
Federal Home Loan Bank and Federal Reserve Bank Stock	1,073	752
Loans	250,185	236,460
Less allowance for loan losses	3,045	3,005

Net loans	247,140	233,455
Premises and equipment	11,246	10,500
Real estate owned other than bank premises	336	793
Other assets	5,611	5,207
Goodwill and other intangible assets	5,542	5,542

TOTAL ASSETS	$361,431	$361,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$39,989	$39,202
Interest-bearing	265,561	268,745

Total deposits	305,550	307,947
Federal funds purchased and securities sold under agreements to repurchase	18,111	16,719
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	26
Other liabilities	3,190	2,754

TOTAL LIABILITIES	326,877	327,446

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,991,000	2,500	2,500
Paid-in capital	785	785
Retained earnings	31,454	30,247
Treasury stock, at cost; 9,000 shares	(147)	(147)
Accumulated other comprehensive income, net of tax	(38)	433

TOTAL STOCKHOLDERS’ EQUITY	34,554	33,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$361,431	$361,264

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands, except per share data)
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,770	$4,134	$11,226	$12,600
Interest on balances with banks	2	23	13	58
Interest and dividends from securities available for sale:
Taxable	589	1,031	2,071	3,254
Interest and dividends from securities held to maturity:
Taxable	9	19	35	65
Tax-exempt	103	105	310	329
Interest on federal funds sold	10	26	44	58

TOTAL INTEREST INCOME	4,483	5,338	13,699	16,364
INTEREST EXPENSE
Interest on time certificates of $100,000 or more	215	266	682	840
Interest on other deposits	680	1,123	2,344	3,652
Interest on federal funds purchased and securities sold under agreements to repurchase	18	40	59	126
Interest on demand notes to U. S. Treasury and other liabilities for borrowed money	—	—	1	1

TOTAL INTEREST EXPENSE	913	1,429	3,086	4,619

Net interest income	3,570	3,909	10,613	11,745
Provision for loan losses	156	439	571	1,445

Net interest income after provision for loan losses	3,414	3,470	10,042	10,300

NONINTEREST INCOME
Income from fiduciary activities	396	314	1,075	1,034
Other operating income	578	542	1,807	2,156
Securities gains (losses)	—	—	67	—

TOTAL NONINTEREST INCOME	974	856	2,949	3,190

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,619	1,626	4,941	4,913
Premises and equipment expense	480	474	1,477	1,417
Other noninterest expense	977	954	2,798	2,892

TOTAL NONINTEREST EXPENSE	3,076	3,054	9,216	9,222

Income before income taxes	1,312	1,272	3,775	4,268
Provision for income taxes	480	459	1,373	1,581

NET INCOME	832	813	2,402	2,687

Other comprehensive income (loss), net of tax	(435)	22	(471)	7

COMPREHENSIVE INCOME	$397	$835	$1,931	$2,694

NET INCOME PER COMMON SHARE:
Basic	$0.42	$0.41	$1.21	$1.35
Diluted	$0.42	$0.41	$1.21	$1.35
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,000	1,991,200	1,991,000	1,995,842
Diluted	1,996,254	1,991,200	1,993,337	1,995,842

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	(Dollars in thousands)
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,402	$2,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	571	1,445
Depreciation and amortization	589	627
Securities gains	(67)	—
Net investment amortization	342	32
Decrease in interest receivable and other assets	140	734
Increase (decrease) in interest payable and other liabilities	210	(232)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,187	5,293

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(2,181)	(193)
Purchases of securities available for sale	(42,499)	(40,220)
Purchases of Federal Home Loan Bank Stock	(480)	—
Proceeds from maturities and calls of securities held to maturity	964	1,510
Proceeds from maturities and calls of securities available for sale	53,135	34,886
Proceeds from redemptions of Federal Home Loan Bank Stock	—	52
Proceeds from sales of securities available for sale	1,072	—
Net (increase) decrease in loans	(13,774)	6,398
Acquisition of fixed assets	(1,300)	(141)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(5,063)	2,292

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,370	4,493
Net decrease in time deposits	(3,767)	(4,208)
Net increase in short-term borrowings	1,392	487
Purchase of treasury stock	—	(144)
Cash dividends paid	(1,195)	(1,196)

NET CASH USED BY FINANCING ACTIVITIES	(2,200)	(568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,076)	7,017
CASH AND CASH EQUIVALENTS AT JANUARY 1,	16,818	18,289

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,	$13,742	$25,306

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,032	$4,529
Income taxes	758	1,651

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30,
	(Dollars in thousands)
	2003	2002
BALANCE, JANUARY 1,	$33,818	$32,967
Net income	2,402	2,687
Cash dividends declared - $0.60 per share in 2003 and 2002	(1,195)	(1,196)
Purchase 8,800 shares of treasury stock, at cost	—	(144)
Other comprehensive income (loss), net of tax	(471)	7

BALANCE, SEPTEMBER 30,	$34,554	$34,321

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the nine-month period ended September 30, 2003, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2003	2002	2003	2002
Unrealized holding gains (losses) arising during the period	$(592)	$34	$(646)	$11
Reclassification adjustment for gains included in net income	(67)	—	(67)	—

Other comprehensive income (loss) before tax	(659)	34	(713)	11
Income tax (expense) benefit related to other comprehensive income (loss)	224	(12)	242	(3)

Other comprehensive income (loss)	$(435)	$22	$(471)	$7

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and nine-month periods ended September 30, 2003 and 2002:

	For the three months ended September 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$832,000	1,991,000	$0.42	$813,000	1,991,200	$0.41

Effect of dilutive securities – Stock options (Note D)	0	5,254		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$832,000	1,996,254	$0.42	$813,000	1,991,200	$0.41

	For the nine months ended September 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$2,402,000	1,991,000	$1.21	$2,687,000	1,995,842	$1.35

Effect of dilutive securities – Stock options (Note D)	0	2,337		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$2,402,000	1,993,337	$1.21	$2,687,000	1,995,842	$1.35

NOTE D – COMPENSATION PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the nine months ended September 30, 2003, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 63 months. At September 30, 2003, 88,220 options were outstanding and options for 81,780 shares of common stock were reserved for future issuance for the Officer Plan. As of September 30, 2003, no options had been exercised under the Officer Plan, and 6,250 options had expired unexercised.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE D – COMPENSATION PLANS (Continued)

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”), provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the nine months ended September 30, 2003, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 63 months. At September 30, 2003, 19,000 options were outstanding and options for 11,000 shares of common stock were reserved for future issuance for the Director Plan. As of September 30, 2003, no options had been exercised under the Director Plan, and 8,000 options had expired unexercised.

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

	Three Months Ended September 30,
	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$832,000	$824,000	$813,000	$786,000

Net income per share - basic	$0.42	$0.41	$0.41	$0.39

	Nine Months Ended September 30,
	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$2,402,000	$2,376,000	$2,687,000	$2,650,000

Net income per share - basic	$1.21	$1.19	$1.35	$1.33

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

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

	September 30, 2003			December 31, 2002
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage

Consolidated	10.66%	11.80%	7.99%	10.94%	12.12%	7.75%
First Century Bank, N.A.	10.30%	11.44%	7.72%	10.62%	11.81%	7.53%

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

The subsidiary of the Corporation is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,946,000 at September 30, 2003 and $5,005,000 at December 31, 2002. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $36,364,000 at September 30, 2003, and $37,951,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE H – RECENT ACCOUNTING DEVELOPMENTS

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

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2003

Three Months ended September 30, 2003

The Corporation attained net income of $832,000 during the third quarter of 2003, an increase of $19,000, or 2.3%, from net income of $813,000 during the third three-month period of 2002. The most significant component, net interest income, for the three-month period ended September 30, 2003 was $3,570,000, a decrease of $339,000, or 8.7%, as compared to $3,909,000 for the third three months of 2002. This decrease demonstrated the continued reduction in interest income relative to the inability to reprice deposits in a low interest rate environment. Net interest margins for the three months ended September 30, 2003 and 2002 were 3.94% and 4.23%, respectively.

Interest income for the three-month period ended September 30, 2003 decreased to $4,483,000, or $855,000, from $5,338,000 for the third three-month period of 2002. Interest income reflected a weighted-average yield on earning assets of 5.47% for the quarter ended September 30, 2003, compared to 6.42% for the same three-month period in 2002. Average interest earning assets were $327,768,000 and $332,782,000 during the three months ended September 30, 2003 and 2002, respectively.

Interest expense decreased to $913,000 for the quarter ended September 30, 2003, or $516,000, from $1,429,000 for the three-month period ended September 30, 2002. This reflected an average cost of funds of 1.28% and 1.94%, respectively, for the three-month periods ended September 30, 2003 and 2002. Average interest bearing liabilities were $284,855,000 and $294,675,000 during the three months ended September 30, 2003 and 2002, respectively.

The provisions for loan losses amounted to $156,000 and $439,000 for the three-month periods ended September 30, 2003 and 2002, respectively. The decreased provisions resulted primarily from the improvements in the overall quality of the loan portfolio resulting from the continued efforts of management to identify and evaluate specific credit relationships with weaknesses.

Non-interest income of $974,000 for the three-month period ended September 30, 2003 represented an increase of $118,000, or 13.8%, compared to $856,000 for the same period in 2002. This increase was primarily attributable to improved pricing for fiduciary services, as well as, other deposit pricing enhancements and increased mortgage origination fees.

Non-interest expense of $3,076,000 for the quarter ended September 30, 2003 represented an increase of $22,000, or 0.7%, from $3,054,000 for the same period in 2002. Income taxes of $480,000 and $459,000 for the three-month periods ended September 30, 2003 and 2002, respectively, represented 36.6% and 36.1% of net income before income taxes in the respective periods.

Nine Months ended September 30, 2003

The Corporation attained net income of $2,402,000 for the first nine months of 2003, representing a decrease of $285,000, or 10.6%, from the comparable 2002 level of $2,687,000. The most significant component, net interest income, amounted to $10,613,000 for the nine-month period ended September 30, 2003, a decrease of $1,132,000, or 9.6%, as compared to $11,745,000 for the first nine months of 2002. This decrease was primarily the result of the inability to reprice deposits, relative to the continuing lower interest rate environment for investments and loans. Net interest margins for the nine months ended September 30, 2003 and 2002 were 3.90% and 4.23%, respectively.

Interest income for the nine-month period ended September 30, 2003 was $13,699,000, a decrease of $2,665,000, or 16.3%, from $16,364,000 for the nine-month period ended September 30, 2002. Interest income reflected a weighted-average yield on earning assets of 5.58% for the nine-month period ended September 30, 2003, compared to 6.55% for the same nine-month period in 2002. Average interest earning assets were $327,262,000 and $333,202,000 during the nine months ended September 30, 2003 and 2002, respectively.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2003

Interest expense was $3,086,000 for the nine-month period ended September 30, 2003 or a decrease of $1,533,000, from $4,619,000 for the same period in 2002. This reflected an average cost of funds of 1.43% and 2.07%, respectively, for the nine-month periods ended September 30, 2003 and 2002. Average interest bearing liabilities were $287,168,000 and $297,425,000 during the nine months ended September 30, 2003 and 2002, respectively.

Management continues to work diligently to enhance the quality of the loan portfolio. Due to these efforts, the provision for loan losses decreased to $571,000 for the nine months ended September 30, 2003, from $1,445,000 for the nine-month month period ended September 30, 2002. Management anticipates loan losses will continue to compare favorably during the remainder of 2003; however, continuation of the sluggish economy could result in increased credit deterioration beyond expectations.

Non-interest income of $2,949,000 for the nine-month period ended September 30, 2003 represented a decrease of $241,000, or 7.6%, compared to $3,190,000 for the same period in 2002. This decrease was primarily attributable to the litigation settlement of $475,000 recorded in the second quarter of 2002 between the Corporation and another financial institution. The Corporation benefited from net gains on the sales of securities of $67,000 in the 2003 period, as compared to no gains in the 2002 period.

Non-interest expenses amounted to $9,216,000 for the nine months ended September 30, 2003, a decrease of $6,000, or essentially unchanged, from $9,222,000 for the same period in 2002. Income taxes of $1,373,000 and $1,581,000 for the nine-month periods ended September 30, 2003 and 2002, respectively, represented 36.4% and 37.0% of net income before income taxes in the respective periods. The decrease in the effective tax rate was primarily due to a higher percentage of tax-free loan and investment income relative to total taxable income.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended September 30, 2003 and 2002 were $0.42 and $0.41, respectively. Earnings per weighted-average common share, and per diluted share, for the nine-month periods ended September 30, 2003 and 2002 were $1.21 and $1.35, respectively. Earnings through September 30, 2003 reflect an annualized return on average assets (ROAA) of 0.88% compared to 0.97% for the period ended September 30, 2002. Also, these earnings reflect an annualized return on average equity (ROAE) of 9.31% and 10.66%, respectively, for the periods ending September 30, 2003 and 2002. Dividends for the third quarter of 2003 were maintained at $0.20 per share, which resulted in the total dividend for the nine-month period ended September 30, 2003 of $0.60 per share, or the same as 2002.

Financial Condition and Asset Quality

Total assets at September 30, 2003 were approximately $361,431,000 as compared to approximately $361,264,000 at December 31, 2002, or an increase of $167,000. The loan portfolio increased to $250,185,000 at September 30, 2003, or 5.8%, during this nine-month period, from $236,460,000 at December 31, 2002. As the economy began to show signs of improvement during the third quarter, loan demand began to improve. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin when interest rates begin to increase. The investment portfolio decreased approximately $11,135,000, or 12.5%, during this same period. The reduction in investments resulted from issuers calling a significant amount of investments. These proceeds were used to fund the offsetting increase in loans. Total deposits decreased by $2,397,000 to $305,550,000 at September 30, 2003 from $307,947,000 at December 31, 2002. The decrease in deposits occurred in the interest-bearing category. Competition for deposits remains strong in the Corporation’s primary trade areas between banks and other nontraditional financial service providers.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2003

The continuing stagnation in the local and national economies places ongoing emphasis on the Corporation’s methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. At September 30, 2003, the allowance for loan losses was $3,045,000, compared to $3,005,000 at December 31, 2002. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.27% at December 31, 2002, compared to 1.22% at September 30, 2003. Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,946,000 at September 30, 2003 and $5,005,000 at December 31, 2002. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $36,364,000 at September 30, 2003, and $37,951,000 at December 31, 2002, were comprised primarily of unfunded loan commitments.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of the Corporation’s cash flows. The primary source of cash flows for the Corporation is operating activities. Operating activities provided $4,187,000 of liquidity for the nine-month period ended September 30, 2003, compared to $5,293,000 for the same nine months in 2002. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity for the Corporation comes from investing activities, principally the maturities of investment securities. For the nine-month periods ended September 30, 2003 and 2002, due to the rapidly declining interest rate environment, maturities and calls of investment securities amounted to $54,099,000 and $36,396,000, respectively. As of September 30, 2003, the Corporation had approximately $40,473,000 of investment securities that mature within 36 months. Interest rates are beginning to stabilize and the rapidity of calls in investment securities is expected to decline. For the nine-month period ended September 30, 2003, $44,680,000 of cash was redeployed in investment securities compared to $40,413,000 for the same period in 2002. Improved loan demand resulted in a net increase in loans of $13,774,000 for the first nine months of 2003 following a decline of $6,398,000 for the same period in 2002.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of September 30, 2003, the Corporation had a maximum borrowing capacity exceeding $80,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings cannot exceed twenty times the amount of Federal Home Loan Bank stock owned by the borrowing bank. At September 30, 2003, the Corporation owned $691,300 of stock, and had borrowings of $2,176,500 outstanding in an overnight repurchase account. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of September 30, 2003, there were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Richmond.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2003

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

During the second and third quarters of 2003, accounting standards-setters and regulators continued to issue a number of rules affecting accounting practice, financial reporting and corporate governance. Management is continuing to monitor the developments surrounding the recent occurrences of alleged accounting irregularities. Every effort will be made to comply with any rules that enhance transparency of reporting so that our stockholders or potential stockholders will be able to make informed investment decisions.

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

September 30, 2003

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

The Securities and Exchange Commission continues to promulgate rules to implement the provisions of the Sarbanes-Oxley Act of 2002. These rules included conditions for using financial measures that exclude information that would be required under generally accepted accounting principles, (“non-GAAP financial measures”). Additionally, new rules expand the number of events that require current reporting on Form 8-K. Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2003

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

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

(a.)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350

(b.)	Reports on Form 8-K

1.	On July 31, 2003, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Century Bankshares, Inc. (Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	November 12, 2003