Form 10-Q/A
period 2003-06-30
FIRST CENTURY BANKSHARES INC
filed 2004-02-05
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q/A

(Amendment No. 1)

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

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

The total number of pages of the Form 10-Q/A Quarterly Report is twenty-three (23) pages.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of the Quarterly Report on Form 10-Q of First Century Bankshares, Inc. (the “Corporation”) for the three and six-month periods ended June 30, 2003, which was originally filed on August 12, 2003 (the “Original Filing”). As discussed below, the Corporation’s consolidated financial statements at and for the three and six months ended June 30, 2003 have been restated to reflect the effects of significant lump sum distributions in the Corporation’s employee pension plan, and the recognition of previously deferred actuarial losses as required under Statement of Financial Accounting Standards No. 88. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30, 2003 (Restated see Note I) (Unaudited)	December 31, 2002 (Audited)
ASSETS
Cash and due from banks	$16,666	$14,947
Interest-bearing balances with banks	4,031	1,871
Federal funds sold	8,000	—
Securities available for sale: (cost approximated $66,152 at June 30, 2003, and $77,132 at December 31, 2002)	67,597	78,631
Securities held to maturity: (market value approximated $10,852 at June 30, 2003 and $9,971 at December 31, 2002)	10,314	9,566
Federal Home Loan Bank and Federal Reserve Bank Stock	908	752
Loans	239,672	236,460
Less allowance for loan losses	3,005	3,005

Net loans	236,667	233,455
Premises and equipment	11,018	10,500
Real estate owned other than bank premises	421	793
Other assets	5,628	5,207
Goodwill and other intangible assets	5,542	5,542

TOTAL ASSETS	$366,792	$361,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$40,190	$39,202
Interest-bearing	271,595	268,745

Total deposits	311,785	307,947
Federal funds purchased and securities sold under agreements to repurchase	17,516	16,719
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	26
Other liabilities	3,247	2,754

TOTAL LIABILITIES	332,574	327,446

STOCKHOLDERS’ EQUITY
Common stock – par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,991,000	2,500	2,500
Paid-in capital	785	785
Retained earnings	30,683	30,247
Treasury stock, at cost; 9,000 shares	(147)	(147)
Accumulated other comprehensive income, net of tax	397	433

TOTAL STOCKHOLDERS’ EQUITY	34,218	33,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,792	$361,264

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands, except per share data)
	2003 (restated)	2002	2003 (restated)	2002
INTEREST INCOME
Interest and fees on loans	$3,733	$4,284	$7,456	$8,466
Interest on balances with banks	6	17	11	35
Interest and dividends from securities available for sale:
Taxable	686	1,117	1,482	2,223
Interest and dividends from securities held to maturity:
Taxable	13	23	26	46
Tax-exempt	103	107	207	224
Interest on federal funds sold	22	15	34	32

TOTAL INTEREST INCOME	4,563	5,563	9,216	11,026
INTEREST EXPENSE
Interest on time certificates of $100,000 or more	238	253	467	574
Interest on other deposits	794	1,182	1,664	2,529
Interest on federal funds purchased and securities sold under agreements to repurchase	19	41	41	86
Interest on demand notes to U. S. Treasury and other liabilities for borrowed money	—	1	1	1

TOTAL INTEREST EXPENSE	1,051	1,477	2,173	3,190

Net interest income	3,512	4,086	7,043	7,836
Provision for loan losses	238	743	415	1,006

Net interest income after provision for loan losses	3,274	3,343	6,628	6,830
NONINTEREST INCOME
Income from fiduciary activities	343	360	679	720
Other operating income	571	1,039	1,229	1,614
Securities gains (losses)	67	—	67	—

TOTAL NONINTEREST INCOME	981	1,399	1,975	2,334
NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	2,218	1,634	3,851	3,287
Premises and equipment expense	483	462	997	943
Other noninterest expense	941	951	1,821	1,938

TOTAL NONINTEREST EXPENSE	3,642	3,047	6,669	6,168

Income before income taxes	613	1,695	1,934	2,996
Provision for income taxes	220	653	702	1,122

NET INCOME	393	1,042	1,232	1,874

Other comprehensive income (loss), net of tax	2	577	(36)	(15)

COMPREHENSIVE INCOME	$395	$1,619	$1,196	$1,859

NET INCOME PER COMMON SHARE:
Basic	$0.20	$0.52	$0.62	$0.94
Diluted	$0.20	$0.52	$0.62	$0.94
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,000	1,996,422	1,991,000	1,998,201
Diluted	1,992,558	1,996,422	1,991,878	1,998,201

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	(Dollars in thousands)
	2003 (restated)	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,232	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	1,006
Depreciation and amortization	397	423
Securities gains	(67)	—
Net investment amortization	222	37
(Increase) decrease in interest receivable and other assets	(153)	206
Increase (decrease) in interest payable and other liabilities	48	(128)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,295	3,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,277)	(193)
Purchases of securities available for sale	(24,846)	(23,621)
Purchases of Federal Home Loan Bank Stock	(157)	—
Proceeds from maturities and calls of securities held to maturity	513	679
Proceeds from maturities and calls of securities available for sale	34,624	20,352
Proceeds from redemptions of Federal Home Loan Bank Stock	—	52
Proceeds from sales of securities available for sale	1,072	—
Net (increase) decrease in loans	(3,246)	10,115
Acquisition of fixed assets	(937)	(170)

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,746	7,214

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,398	2,304
Net increase (decrease) in time deposits	1,439	(6,064)
Net increase in short-term borrowings	797	1,254
Purchase of treasury stock	—	(144)
Cash dividends paid	(796)	(798)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,838	(3,448)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,879	7,184
CASH AND CASH EQUIVALENTS AT JANUARY 1,	16,818	18,289

CASH AND CASH EQUIVALENTS AT JUNE 30,	$28,697	$25,473

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,134	$3,151
Income taxes	743	1,114

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30,
	(Dollars in thousands)
	2003 (restated)	2002
BALANCE, JANUARY 1,	$33,818	$32,967
Net income	1,232	1,874
Cash dividends declared - $0.40 per share in 2003 and 2002	(796)	(798)
Purchase 8,800 shares of treasury stock, at cost	—	(144)
Other comprehensive income (loss), net of tax	(36)	(15)

BALANCE, JUNE 30,	$34,218	$33,884

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

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FI NANCIAL STATEMENTS (Continued)

June 30, 2003

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2003 and 2002:

	For the three months ended June 30,
	2003 (restated)			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$393,000	1,991,000	$0.20	$1,042,000	1,996,422	$0.52

Effect of dilutive securities –Stock options (Note D)	0	1,558		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$393,000	1,992,558	$0.20	$1,042,000	1,996,422	$0.52

	For the six months ended June 30,
	2003 (restated)			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,232,000	1,991,000	$0.62	$1,874,000	1,998,201	$0.94

Effect of dilutive securities –Stock options (Note D)	0	878		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$1,232,000	1,991,878	$0.62	$1,874,000	1,998,201	$0.94

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

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FI NANCIAL STATEMENTS (Continued)

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

	Three Months Ended June 30,
	2003 (restated)		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$393,000	$383,000	$1,042,000	$1,038,000

Net income per share - basic	$0.20	$0.19	$0.52	$0.52

	Six Months Ended June 30,
	2003 (restated)		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$1,232,000	$1,213,000	$1,874,000	$1,866,000

Net income per share - basic	$0.62	$0.61	$0.94	$0.94

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

	June 30, 2003 (restated)			December 31, 2002
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	10.72%	11.89%	7.72%	10.94%	12.12%	7.75%
First Century Bank, N.A.	10.42%	11.58%	7.48%	10.62%	11.81%	7.53%

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

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FI NANCIAL STATEMENTS (Continued)

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

NOTE I – RESTATEMENT

The Corporation previously announced it would restate its financial results for the three and six months ended June 30, 2003. On January 20, 2004, the Corporation was advised by the actuary for its employee pension plan that lump sum distributions made by the plan during the second quarter of 2003 had triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88. As a result, the Corporation has restated its financial statements to reflect additional compensation expense of approximately $529,000, prior to any income tax benefits, for the three and six months ended June 30, 2003.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FI NANCIAL STATEMENTS (Continued)

June 30, 2003

NOTE I – RESTATEMENT (Continued)

The following is a summary of the effect of restatement on the Corporation’s consolidated financial statements at or for the periods reflected.

	Selected Balance Sheet Data At June 30, 2003 (unaudited)
	(Dollars in thousands)
	As Previously Reported	As Restated
Other assets	$6,157	$5,628
Total Assets	367,321	366,792
Other liabilities	3,438	3,247
Total Liabilities	332,765	332,574
Retained earnings	31,021	30,683
Total Stockholders Equity	34,556	34,218

	Selected Income Statement Data
	Three Months Ended June 30, 2003 (unaudited)		Six Months Ended June 30, 2003 (unaudited)
	(Dollars in thousands, except per share data)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Salaries, wages, and other employee benefits	$1,689	$2,218	$3,322	$3,851
Total Noninterest Expense	3,113	3,642	6,140	6,669
Income before income taxes	1,142	613	2,463	1,934
Provision for income taxes	411	220	893	702
Net Income	731	393	1,570	1,232
Comprehensive Income	733	395	1,534	1,196
Net Income Per Common Share (basic and diluted)	0.37	0.20	0.79	0.62

	Selected Cash Flow Data Six Months Ended June 30, 2003 (unaudited)
	(Dollars in thousands)
	As Previously Reported	As Restated
Net income	$1,570	$1,232
(Increase) decrease in interest receivable and other assets	(481)	(153)
Increase (decrease) in interest payable and other liabilities	239	48

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2003

Three Months ended June 30, 2003

The Company attained net income of $393,000 during the second quarter of 2003, a decrease of $649,000, or 62.3%, from net income of $1,042,000 during the second three-month period of 2002. The most significant component, net interest income, for the three-month period ended June 30, 2003 was $3,512,000, a decrease of $574,000, or 14.0%, as compared to $4,086,000 for the second three months of 2002. This decrease was primarily the result of the inability to reprice deposits, relative to the continuing lower interest rate environment for investments and loans. Net interest margins for the three months ended June 30, 2003 and 2002 were 3.85% and 4.43%, respectively.

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

Non-interest expense of $3,642,000 for the quarter ended June 30, 2003 represented an increase of $595,000, or 19.5%, from $3,047,000 for the same period in 2002. This increase was primarily the result of significant lump sum distributions by the Corporation’s employee pension plan. These distributions triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88 of approximately $529,000. Additionally, under the provisions of SFAS No. 88, any further lump sum distributions in 2003 will require gain or loss recognition in the quarter the distributions are made. Income taxes of $220,000 and $653,000 for the three-month periods ended June 30, 2003 and 2002, respectively, represented 35.9% and 38.5% of net income before income taxes in the respective periods. The decrease in the effective tax rate for 2003 when compared to 2002 was primarily due to a higher percentage of tax-free loan and investment income relative to total taxable income.

Six Months ended June 30, 2003

The Corporation attained net income of $1,232,000 for the first six months of 2003, representing a decrease of $642,000, or 34.3%, from the comparable 2002 level of $1,874,000. The most significant component, net interest income, amounted to $7,043,000 for the six-month period ended June 30, 2003, a decrease of $793,000, or 10.1%, as compared to $7,836,000 for the first six months of 2002. This decrease was primarily the result of the inability to reprice deposits, relative to the continuing lower interest rate environment for investments and loans. Net interest margins for the six months ended June 30, 2003 and 2002 were 3.88% and 4.23%, respectively.

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

Non-interest expenses amounted to $6,669,000 for the six months ended June 30, 2003, an increase of $501,000, or 8.1%, from $6,168,000 for the same period in 2002. Again, the effect of pension plan distributions triggering loss recognition under SFAS No. 88 was the primary factor for this increase. Income taxes of $702,000 and $1,122,000 for the six-month periods ended June 30, 2003 and 2002, respectively, represented 36.3% and 37.5% of net income before income taxes in the respective periods. Again, the decrease in the effective tax rate was primarily due to a higher percentage of tax-free loan and investment income relative to total taxable income.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended June 30, 2003 and 2002 were $0.20 and $0.52, respectively. Earnings per weighted-average common share, and per diluted share, for the six-month periods ended June 30, 2003 and 2002 were $0.62 and $0.94, respectively. Earnings through June 30, 2003 reflect an annualized return on average assets (ROAA) of 0.68% compared to 1.01% for the period ended June 30, 2002. Also, these earnings reflect an annualized return on average equity (ROAE) of 7.18% and 11.27%, respectively, for the periods ending June 30, 2003 and 2002. Dividends for the second quarter of 2003 were maintained at $0.20 per share, which resulted in the total dividend for the six-month period ended June 30, 2003 of $0.40 per share, or the same as 2002.

Financial Condition and Asset Quality

Total assets at June 30, 2003 were approximately $366,792,000 as compared to approximately $361,264,000 at December 31, 2002, or an increase of $5,528,000. The loan portfolio increased to $239,672,000 at June 30, 2003, or 1.4%, during this six-month period, from $236,460,000 at December 31, 2002. During the first half of 2003, management adhered to its policy of not extending long-term fixed rate financing in this low interest rate environment. This has hindered loan production. However, by investing short-term, management believes it is better positioned to manage the interest margin when interest rates begin to increase. The investment portfolio decreased approximately $10,130,000, or 11.4%, during this same period. The reduction in investments resulted from issuers calling a significant amount of investments. These proceeds could not be fully reinvested due to the low interest rate environment. There was a corresponding increase in federal funds sold and interest-bearing balances with banks, the shortest duration investment option. Total deposits increased by $3,838,000 to $311,785,000 at June 30, 2003 from $307,947,000 at December 31, 2002. The increase in deposits occurred in both the interest-bearing and non-interest bearing categories. Competition for deposits remains strong in the Corporation’s primary trade areas between banks and other nontraditional financial service providers.

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
Date: February 5, 2004