Form 10-Q/A
period 2003-09-30
FIRST CENTURY BANKSHARES INC
filed 2004-02-05
CIK 723594

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of the Quarterly Report on Form 10-Q of First Century Bankshares, Inc. (the “Corporation”) for the three and nine-month periods ended September 30, 2003, which was originally filed on November 13, 2003 (the “Original Filing”). As discussed below, the Corporation’s consolidated financial statements at and for the three and six months ended September 30, 2003 have been restated to reflect the effects of significant lump sum distributions in the Corporation’s employee pension plan, and the recognition of previously deferred actuarial losses as required under Statement of Financial Accounting Standards No. 88. Except for financial statement information and related disclosures that are specifically related to the restatement, all information contained in this report is stated as of the date of the Original Filing. This amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30, 2003 (Restated see Note I) (Unaudited)	December 31, 2002 (Audited)
ASSETS
Cash and due from banks	$13,730	$14,947
Interest-bearing balances with banks	12	1,871
Federal funds sold	—	—
Securities available for sale: (cost approximated $65,195 at September 30, 2003, and $77,132 at December 31, 2002)	65,982	78,631
Securities held to maturity: (market value approximated $11,042 at September 30, 2003 and $9,971 at December 31, 2002)	10,759	9,566
Federal Home Loan Bank and Federal Reserve Bank Stock	1,073	752
Loans	250,185	236,460
Less allowance for loan losses	3,045	3,005

Net loans	247,140	233,455
Premises and equipment	11,246	10,500
Real estate owned other than bank premises	336	793
Other assets	5,069	5,207
Goodwill and other intangible assets	5,542	5,542

TOTAL ASSETS	$360,889	$361,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$39,989	$39,202
Interest-bearing	265,561	268,745

Total deposits	305,550	307,947
Federal funds purchased and securities sold under agreements to repurchase	18,111	16,719
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	26
Other liabilities	2,994	2,754

TOTAL LIABILITIES	326,681	327,446

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,991,000	2,500	2,500
Paid-in capital	785	785
Retained earnings	31,108	30,247
Treasury stock, at cost; 9,000 shares	(147)	(147)
Accumulated other comprehensive income, net of tax	(38)	433

TOTAL STOCKHOLDERS’ EQUITY	34,208	33,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,889	$361,264

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF I NCOME AN D COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands, except per share data)
	2003 (restated)	2002	2003 (restated)	2002
INTEREST INCOME
Interest and fees on loans	$3,770	$4,134	$11,226	$12,600
Interest on balances with banks	2	23	13	58
Interest and dividends from securities available for sale:
Taxable	589	1,031	2,071	3,254
Interest and dividends from securities held to maturity:
Taxable	9	19	35	65
Tax-exempt	103	105	310	329
Interest on federal funds sold	10	26	44	58

TOTAL INTEREST INCOME	4,483	5,338	13,699	16,364

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	215	266	682	840
Interest on other deposits	680	1,123	2,344	3,652
Interest on federal funds purchased and securities sold under agreements to repurchase	18	40	59	126
Interest on demand notes to U. S. Treasury and other liabilities for borrowed money	—	—	1	1

TOTAL INTEREST EXPENSE	913	1,429	3,086	4,619

Net interest income	3,570	3,909	10,613	11,745
Provision for loan losses	156	439	571	1,445

Net interest income after provision for loan losses	3,414	3,470	10,042	10,300

NONINTEREST INCOME
Income from fiduciary activities	396	314	1,075	1,034
Other operating income	578	542	1,807	2,156
Securities gains (losses)	—	—	67	—

TOTAL NONINTEREST INCOME	974	856	2,949	3,190

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,632	1,626	5,483	4,913
Premises and equipment expense	480	474	1,477	1,417
Other noninterest expense	977	954	2,798	2,892

TOTAL NONINTEREST EXPENSE	3,089	3,054	9,758	9,222

Income before income taxes	1,299	1,272	3,233	4,268
Provision for income taxes	475	459	1,177	1,581

NET INCOME	824	813	2,056	2,687

Other comprehensive income (loss), net of tax	(435)	22	(471)	7

COMPREHENSIVE INCOME	$389	$835	$1,585	$2,694

NET INCOME PER COMMON SHARE:
Basic	$0.41	$0.41	$1.03	$1.35
Diluted	$0.41	$0.41	$1.03	$1.35
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,000	1,991,200	1,991,000	1,995,842
Diluted	1,996,254	1,991,200	1,993,337	1,995,842

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATE D ST ATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	(Dollars in thousands)
	2003 (restated)	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,056	$2,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	571	1,445
Depreciation and amortization	589	627
Securities gains	(67)	—
Net investment amortization	342	32
Decrease in interest receivable and other assets	682	734
Increase (decrease) in interest payable and other liabilities	14	(232)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,187	5,293

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(2,181)	(193)
Purchases of securities available for sale	(42,499)	(40,220)
Purchases of Federal Home Loan Bank Stock	(480)	—
Proceeds from maturities and calls of securities held to maturity	964	1,510
Proceeds from maturities and calls of securities available for sale	53,135	34,886
Proceeds from redemptions of Federal Home Loan Bank Stock	—	52
Proceeds from sales of securities available for sale	1,072	—
Net (increase) decrease in loans	(13,774)	6,398
Acquisition of fixed assets	(1,300)	(141)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(5,063)	2,292

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,370	4,493
Net decrease in time deposits	(3,767)	(4,208)
Net increase in short-term borrowings	1,392	487
Purchase of treasury stock	—	(144)
Cash dividends paid	(1,195)	(1,196)

NET CASH USED BY FINANCING ACTIVITIES	(2,200)	(568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,076)	7,017
CASH AND CASH EQUIVALENTS AT JANUARY 1,	16,818	18,289

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,	$13,742	$25,306

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,032	$4,529
Income taxes	758	1,651

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHAN GES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30,
	(Dollars in thousands)
	2003 (restated)	2002
BALANCE, JANUARY 1,	$33,818	$32,967
Net income	2,056	2,687
Cash dividends declared - $0.60 per share in 2003 and 2002	(1,195)	(1,196)
Purchase 8,800 shares of treasury stock, at cost	—	(144)
Other comprehensive income (loss), net of tax	(471)	7

BALANCE, SEPTEMBER 30,	$34,208	$34,321

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and nine-month periods ended September 30, 2003 and 2002:

	For the three months ended September 30,
	2003 (restated)			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$824,000	1,991,000	$0.41	$813,000	1,991,200	$0.41

Effect of dilutive securities – Stock options (Note D)	0	5,254		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$824,000	1,996,254	$0.41	$813,000	1,991,200	$0.41

	For the nine months ended September 30,
	2003 (restated)			2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$2,056,000	1,991,000	$1.03	$2,687,000	1,995,842	$1.35

Effect of dilutive securities – Stock options (Note D)	0	2,337		0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$2,056,000	1,993,337	$1.03	$2,687,000	1,995,842	$1.35

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

The Corporation accounts for the Officer Plan and the Director Plan under the provision of SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Corporation has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Corporation’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation’s net income and net income per share – basic would have been decreased to the pro forma amounts indicated below.

	Three Months Ended September 30,
	2003 (restated)		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$824,000	$816,000	$813,000	$786,000

Net income per share - basic	$0.41	$0.41	$0.41	$0.39

	Nine Months Ended September 30,
	2003 (restated)		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$2,056,000	$2,030,000	$2,687,000	$2,650,000

Net income per share - basic	$1.03	$1.02	$1.35	$1.33

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

	September 30, 2003 (restated)			December 31, 2002
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	10.55%	11.69%	7.90%	10.94%	12.12%	7.75%
First Century Bank, N.A.	10.19%	11.33%	7.63%	10.62%	11.81%	7.53%

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

NOTE I – RESTATEMENT

The Corporation previously announced it would restate its financial results for the three-month periods ended June 30, 2003, and September 30, 2003. On January 20, 2004, the Corporation was advised by the actuary for its employee pension plan that lump sum distributions made by the plan during the second quarter of 2003 had triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88. As a result, the Corporation has restated its financial statements to reflect additional compensation expense of approximately $529,000 and $13,000, prior to any income tax benefits, for the three-month periods ended June 30, 2003, and September 30, 2003, respectively.

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE I – RESTATEMENT (Continued)

The following is a summary of the effect of restatement on the Corporation’s consolidated financial statements at or for the periods reflected.

	Selected Balance Sheet Data At September 30, 2003 (unaudited)
	(Dollars in thousands)
	As Previously Reported	As Restated
Other assets	$5,611	$5,069
Total Assets	361,431	360,889

Other liabilities	3,190	2,994
Total Liabilities	326,877	326,681

Retained earnings	31,454	31,108
Total Stockholders Equity	34,554	34,208

	Selected Income Statement Data
	Three Months Ended September 30, 2003 (unaudited)		Nine Months Ended September 30, 2003 (unaudited)
	(Dollars in thousands, except per share data)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Salaries, wages, and other employee benefits	$1,619	$1,632	$4,941	$5,483
Total Noninterest Expense	3,076	3,089	9,216	9,758
Income before income taxes	1,312	1,299	3,775	3,233
Provision for income taxes	480	475	1,373	1,177
Net Income	832	824	2,402	2,056
Comprehensive Income	397	389	1,931	1,585
Net Income Per Common Share (basic and diluted)	0.42	0.41	0.1.21	1.03

	Selected Cash Flow Data Nine Months Ended September 30, 2003 (unaudited)
	(Dollars in thousands)
	As Previously Reported	As Restated
Net income	$2,402	$2,056
(Increase) decrease in interest receivable and other assets	140	682
Increase (decrease) in interest payable and other liabilities	210	14

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2003

Three Months ended September 30, 2003

The Corporation attained net income of $824,000 during the third quarter of 2003, an increase of $11,000, or 1.4%, from net income of $813,000 during the third three-month period of 2002. The most significant component, net interest income, for the three-month period ended September 30, 2003 was $3,570,000, a decrease of $339,000, or 8.7%, as compared to $3,909,000 for the third three months of 2002. This decrease demonstrated the continued reduction in interest income relative to the inability to reprice deposits in a low interest rate environment. Net interest margins for the three months ended September 30, 2003 and 2002 were 3.94% and 4.23%, respectively.

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

Non-interest expense of $3,089,000 for the quarter ended September 30, 2003 represented an increase of $35,000, or 1.1%, from $3,054,000 for the same period in 2002. Income taxes of $475,000 and $459,000 for the three-month periods ended September 30, 2003 and 2002, respectively, represented 36.6% and 36.1% of net income before income taxes in the respective periods.

Nine Months ended September 30, 2003

The Corporation attained net income of $2,056,000 for the first nine months of 2003, representing a decrease of $631,000, or 23.5%, from the comparable 2002 level of $2,687,000. The most significant component, net interest income, amounted to $10,613,000 for the nine-month period ended September 30, 2003, a decrease of $1,132,000, or 9.6%, as compared to $11,745,000 for the first nine months of 2002. This decrease was primarily the result of the inability to reprice deposits, relative to the continuing lower interest rate environment for investments and loans. Net interest margins for the nine months ended September 30, 2003 and 2002 were 3.90% and 4.23%, respectively.

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

Non-interest expenses amounted to $9,758,000 for the nine months ended September 30, 2003, an increase of $536,000, or 5.8%, from $9,222,000 for the same period in 2002. This increase was primarily the result of significant lump sum distributions by the Corporation’s employee pension plan during the second quarter of 2003 which triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88. For the nine months ended September 30, 2003 this loss recognition was approximately $542,000. Additionally, under the provisions of SFAS No. 88, any further lump sum distributions in 2003 will require gain or loss recognition in the quarter the distributions are made. Income taxes of $1,177,000 and $1,581,000 for the nine-month periods ended September 30, 2003 and 2002, respectively, represented 36.4% and 37.0% of net income before income taxes in the respective periods. The decrease in the effective tax rate was primarily due to a higher percentage of tax-free loan and investment income relative to total taxable income.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended September 30, 2003 and 2002 were $0.41. Earnings per weighted-average common share, and per diluted share, for the nine-month periods ended September 30, 2003 and 2002 were $1.03 and $1.35, respectively. Earnings through September 30, 2003 reflect an annualized return on average assets (ROAA) of 0.76% compared to 0.97% for the period ended September 30, 2002. Also, these earnings reflect an annualized return on average equity (ROAE) of 7.99% and 10.66%, respectively, for the periods ending September 30, 2003 and 2002. Dividends for the third quarter of 2003 were maintained at $0.20 per share, which resulted in the total dividend for the nine-month period ended September 30, 2003 of $0.60 per share, or the same as 2002.

Financial Condition and Asset Quality

Total assets at September 30, 2003 were approximately $360,889,000 as compared to approximately $361,264,000 at December 31, 2002, or a decrease of $375,000. The loan portfolio increased to $250,185,000 at September 30, 2003, or 5.8%, during this nine-month period, from $236,460,000 at December 31, 2002. As the economy began to show signs of improvement during the third quarter, loan demand began to improve. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin when interest rates begin to increase. The investment portfolio decreased approximately $11,135,000, or 12.5%, during this same period. The reduction in investments resulted from issuers calling a significant amount of investments. These proceeds were used to fund the offsetting increase in loans. Total deposits decreased by $2,397,000 to $305,550,000 at September 30, 2003 from $307,947,000 at December 31, 2002. The decrease in deposits occurred in the interest-bearing category. Competition for deposits remains strong in the Corporation’s primary trade areas between banks and other nontraditional financial service providers.

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