Form 10-K
period 2003-12-31
FIRST CENTURY BANKSHARES INC
filed 2004-03-26
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 0-11671

FIRST CENTURY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0628089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Federal Street, Bluefield, WV	24701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (304) 325-8181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

First Century Bankshares, Inc.: $1.25 Par Value - Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $28,974,470.

The number of shares outstanding of the registrant’s common stock as of March 6, 2004, was 1,991,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2003 are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 20, 2004 are incorporated by reference into Part III.

Total number of pages, including cover page and exhibits - 83

FIRST CENTURY BANKSHARES, INC.

2003 FORM 10-K ANNUAL REPORT

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

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary bank. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant’s 2003 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates ten additional branches in Mercer, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2003, FCBNA had 163 full-time employees and 18 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

The GLB Act also contains a number of other provisions that will affect the Corporation’s operations and the operations of all financial institutions. One of the provisions, which became effective on July 1, 2000, relates to the financial privacy of consumers. Federal banking regulators issued final regulations in November 2000 related to consumer privacy which limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

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

As of December 31, 2003, the regulatory capital ratios of the Corporation and FCBNA are set forth in the table in Note 16 of the notes of the accompanying consolidated financial statements.

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

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 23 of the accompanying 2003 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

ITEM 3. LEGAL PROCEEDINGS

Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business except as provided below.

During 2003, the Registrant was named as a defendant in a lawsuit styled Ronald Mathis and Karen Mathis v. First Century Bankshares, Inc. and Debbie Brunty and John Does, Civil Action No. 03-C-145, Circuit Court of Wyoming County, West Virginia. The Plaintiffs allege failure on the part of the Defendants to provide proper notice to the Plaintiffs concerning requirements and availability of flood insurance, resulting in damages to the Plaintiffs when flooding destroyed the Plaintiffs home in Oceana, West Virginia during 2002. The Defendants have held that because the Town of Oceana, West Virginia was not a participating community under the Federal Flood Insurance Act at the time of the flood or the extension of loans to the Plaintiffs, flood insurance could not be obtained through the Federal Flood Insurance program. Therefore, the Plaintiffs were responsible to pay any outstanding loan balances in the event of flooding. All of which was properly disclosed to the Plaintiffs. Plaintiffs are seeking damages in the amount of $1,000,000 and related attorney fees. The Registrant denies any liability to the Plaintiffs and is vigorously defending this case, however, it is uncertain as to the potential outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public market presently exists for the common stock of the Registrant. Quotations may be obtained through the OTC Bulletin Board under the trading symbol FCBS. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

Page 21 of the 2003 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in Note 16 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock after the conclusion of each calendar quarter.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data required by this item is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 23 of the Registrant’s 2003 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 23 of the accompanying 2003 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 15; and Note 15, Financial Instruments, Concentrations of Credit and Fair Values, appearing on pages 45 through 46 of the accompanying 2003 Annual Report to Stockholders, and is incorporated by reference in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent accountants for the years ended December 31, 2003, 2002, and 2001, which are included in the Corporation’s 2003 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference.

The report of independent auditors on page 50 of the Registrant’s 2003 Annual Report to Stockholders reflects an unqualified opinion on the 2003 and 2002 consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity, and of cash flows for each of the years in the three-year period ended December 31, 2003, issued by PricewaterhouseCoopers LLP, Greensboro, North Carolina, the Registrant’s independent auditor for those years.

Reference to 2003 Annual Report
Consolidated Statements of Financial Condition	Page 24
Consolidated Statements of Income and Comprehensive Income	Page 25
Consolidated Statements of Cash Flows	Page 26
Consolidated Statements of Changes in Stockholders’ Equity	Page 27
Notes to Consolidated Financial Statements	Pages 28 through 49
Report of Independent Auditors	Page 50

The supplementary financial information required by this item is set forth in Note 17 of “Notes to Consolidated Financial Statements” on Page 48 of the Corporation’s 2003 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the independent accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 26, 2004 (which is not later than 120 days after December 31, 2003, the close of the fiscal year of the Registrant) and such information is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 26, 2004, (which is not later than 120 days after December 31, 2003, the close of the fiscal year of the Registrant) and such information is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 26, 2004, (which is not later than 120 days after December 31, 2003, the close of the fiscal year of the Registrant) and such information is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 26, 2004, (which is not later than 120 days after December 31, 2003, the close of the fiscal year of the Registrant) and is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Principal accountants fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 26, 2004, (which is not later than 120 days after December 31, 2003, the close of the fiscal year of the Registrant) and is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements.

See Item 8 on Pages 8 and 9 of this document for a listing of all Financial Statements, Report of Independent Accountants, and Supplementary Data.

2. Financial Statement Schedules.

All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(b)	Reports on Form 8-K.

On November 5, 2003, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended September 30, 2003.

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

14. Sample Officer’s Code of Ethics

21. Subsidiaries of the registrant.

(This disclosure is included in the notes to the consolidated financial statements which are incorporated herein by reference.)

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification Pursuant to 18 U.S.C. Section 1350

32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting & Financial Officer)

	DATE:	March 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ B. L. Jackson	Date: March 16, 2004
B. L. Jackson, Jr., Chairman of the Board and Director

BY:	/s/ R. W. Wilkinson	Date: March 16, 2004
R. W. Wilkinson, President & Chief Executive Officer and Director
(Principal Executive Officer)

BY:	/s/ Charles A. Peters	Date: March 16, 2004
Charles A. Peters, Secretary and Director

BY:		Date:
Paul Cole, Jr., Director

BY:	/s/ Eustace Frederick	Date: March 16, 2004
Eustace Frederick, Director

BY:	/s/ Robert M. Jones, Jr.	Date: March 16, 2004
Robert M. Jones, Jr., M.D., Vice Chairman of the Board and Director

BY:		Date:
Marshall S. Miller, Director

BY:	/s/ Byron K. Satterfield	Date: March 16, 2004
Byron K. Satterfield, Director

BY:	/s/ John H. Shott	Date: March 16, 2004
John H. Shott, Director

BY:	/s/ Scott H. Shott	Date: March 16, 2004
Scott H. Shott, Director

BY:		Date:
Walter L. Sowers, Director

BY:		Date:
Wm. Chandler Swope, Director

BY:		Date:
J. Brookins Taylor, M. D., Director

BY:	/s/ Frank W. Wilkinson	Date: March 16, 2004
Frank W. Wilkinson, Director