Form 10-Q
period 2004-03-31
FIRST CENTURY BANKSHARES INC
filed 2004-05-13
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 12, 2004, was 1,991,000 shares.

FIRST CENTURY BANKSHARES, INC.

The total number of pages of the Form 10-Q Quarterly Report is nineteen (19) pages.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Cash and due from banks	$9,744	$14,576
Interest-bearing balances with banks	44	1,002
Federal funds sold	—	4,000
Securities available for sale: (cost approximated $70,104 at March 31, 2004, and $64,486 at December 31, 2003)	71,251	65,258
Securities held to maturity: (market value approximated $14,594 at March 31, 2004 and $12,449 at December 31, 2003)	14,181	12,163
Federal Home Loan Bank and Federal Reserve Bank Stock	1,013	1,023
Loans	244,406	246,950
Less allowance for loan losses	3,075	3,075

Net loans	241,331	243,875
Premises and equipment	12,588	11,697
Real estate owned other than bank premises	236	383
Other assets	4,670	4,567
Goodwill and other intangible assets	5,183	5,183

TOTAL ASSETS	$360,241	$363,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$37,678	$41,163
Interest-bearing	269,895	266,556

Total deposits	307,573	307,719
Federal funds purchased and securities sold under agreements to repurchase	14,160	19,141
Demand notes to U. S. Treasury and other liabilities for borrowed money	751	26
Other liabilities	2,233	1,847

TOTAL LIABILITIES	324,717	328,733

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,991,000	2,500	2,500
Paid-in capital	785	785
Retained earnings	31,630	31,347
Treasury stock, at cost; 9,000 shares	(147)	(147)
Accumulated other comprehensive income, net of tax	756	509

TOTAL STOCKHOLDERS’ EQUITY	35,524	34,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,241	$363,727

See accompanying notes to unaudited consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	(Dollars in thousands, except per share data)
	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,555	$3,723
Interest on balances with banks	2	5
Interest and dividends from securities available for sale:
Taxable	626	796
Interest and dividends from securities held to maturity:
Taxable	17	13
Tax-exempt	120	104
Interest on federal funds sold	7	12

TOTAL INTEREST INCOME	4,327	4,653
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	191	229
Interest on other deposits	619	870
Interest on federal funds purchased and securities sold under agreements to repurchase	13	23

TOTAL INTEREST EXPENSE	823	1,122

Net interest income	3,504	3,531
Provision for loan losses	(26)	177

Net interest income after provision for loan losses	3,530	3,354

NONINTEREST INCOME
Income from fiduciary activities	304	336
Other operating income	537	658
Securities losses	(16)	—

TOTAL NONINTEREST INCOME	825	994

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,697	1,633
Furniture and equipment expense	509	514
Other noninterest expense	1,051	880

TOTAL NONINTEREST EXPENSE	3,257	3,027

Income before income taxes	1,098	1,321
Provision for income taxes	397	482

NET INCOME	701	839

Other comprehensive income (loss), net of tax	247	(38)

COMPREHENSIVE INCOME	$948	$801

NET INCOME PER COMMON SHARE:
Basic	$0.35	$0.42
Diluted	$0.35	$0.42
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,000	1,991,000
Diluted	1,997,202	1,991,197

See accompanying notes to unaudited consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	(Dollars in thousands)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$701	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(26)	177
Depreciation and amortization	198	202
Securities losses	16	—
Amortization of securities premiums, net	81	100
(Increase) decrease in interest receivable and other assets	82	(566)
Increase in interest payable and other liabilities	133	330

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,185	1,082

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(2,030)	—
Purchases of securities available for sale	(17,176)	(13,734)
(Purchases) redemptions of Federal Home Loan Bank stock	10	(147)
Proceeds from maturities and calls of securities held to maturity	—	36
Proceeds from maturities and calls of securities available for sale	9,489	14,806
Proceeds from sales of securities available for sale	1,982	—
Net decrease in loans	2,534	1,867
Acquisition of fixed assets	(964)	(731)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(6,155)	2,097

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	(2,594)	2,886
Net increase in time deposits	2,448	1,981
Net decrease in short-term borrowings	(4,256)	(4,121)
Cash dividends paid	(418)	(398)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(4,820)	348

Net increase (decrease) in cash and cash equivalents	(9,790)	3,527
Cash and cash equivalents at beginning of period	19,578	16,818

Cash and cash equivalents at end of period	$9,788	$20,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$774	$1,091
Income taxes	150	5

See accompanying notes to unaudited consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	(Dollars in thousands)
	2004	2003
BALANCE, JANUARY 1,	$34,994	$33,818
Net income	701	839
Cash dividends declared and paid—$0.21 per share in 2004 and $0.20 per share in 2003	(418)	(398)
Other comprehensive income (loss), net of tax	247	(38)

BALANCE, MARCH 31,	$35,524	$34,221

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three-month period ended March 31, 2004, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2004 and 2003 is as follows:

	2004	2003
Unrealized gains (losses) on available for sale securities arising during the period	$358	$(57)
Reclassification adjustment for (gains) losses included in net income	16	—

Other comprehensive income (loss) before tax	374	(57)
Income tax (expense) benefit related to other comprehensive income	(127)	19

Other comprehensive income (loss), net of tax	$247	$(38)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004			2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$701,000	1,991,000	$0.35	$839,000	1,991,000	$0.42

Effect of dilutive securities – Stock options	0	6,202		0	197

Diluted EPS
Income available to common shareholders and assumed conversions	$701,000	1,997,202	$0.35	$839,000	1,991,197	$0.42

NOTE D – COMPENSATION PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2004, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 57 months. At March 31, 2004, 88,220 options were outstanding and options for 81,780 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”), provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2004, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 56 months. At March 31, 2004, 19,000 options were outstanding and options for 11,000 shares of common stock were reserved for future issuance for the Director Plan.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE D – COMPENSATION PLANS (Continued)

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Corporation has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost had been recognized for options granted under the plans. Had compensation cost for the Corporation’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation’s net income and net income per share—basic would have been decreased to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$701,000	$695,000	$839,000	$830,000

Net income per share – basic and diluted	$0.35	$0.35	$0.42	$0.42

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

	March 31, 2004			December 31, 2003
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.27%	12.44%	8.34%	11.03%	12.18%	8.30%
First Century Bank, N.A.	10.89%	12.06%	8.05%	10.66%	11.82%	8.01%

NOTE F – SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Corporation has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the geographic areas of southern West Virginia and southwestern Virginia. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the institution, versus the individual branches or products.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE G – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,018,000 at March 31, 2004 and $4,839,000 at December 31, 2003. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $39,168,000 at March 31, 2004, and $39,600,000 at December 31, 2003, were comprised primarily of unfunded loan commitments.

NOTE H - RECENT ACCOUNTING DEVELOPMENTS

In December 2003, the FASB revised SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. The Corporation currently estimates that the impact for the first quarter of 2004 is not significant; accordingly, the SFAS 132 disclosures have been omitted.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2004

This narrative will assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the unaudited consolidated financial statements and the notes, along with the selected financial data presented elsewhere in this report. Management is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Corporation, except as discussed herein. Management is also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

Critical Accounting Policies

The Corporation’s accounting policies are an integral part to understanding the results reported. The Corporation’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the financial services industry. The Corporation’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value obtained by the use of assumptions that involve significant uncertainty at the time of estimation. In some instances we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities, resulting in either a beneficial or adverse impact on our financial results. The following is a brief description of the Corporation’s current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The Corporation maintains, through its provision expense, an allowance for loan losses believed by management to be adequate to absorb probable credit losses inherent in the portfolio. Management continues to enhance the methodology and procedures for determining the adequacy of the allowance for loan losses. The procedures that are utilized entail preparation of a loan watch list and assigning each loan a classification. For those individually significant loans where it is determined that it is not probable that the borrower will make all payments in accordance with the original loan agreement, management performs an impairment analysis. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan.

Other classified loans are categorized and allocated appropriate reserves. Other loans more than 90 days past due that have not been considered in the aforementioned procedures are reserved for as management considers necessary in the circumstance. The remaining portfolio is segregated into consumer, commercial and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in those categories. Additionally, concentrations of credit, collateral deficient loans, volume and trends in delinquencies, off-balance sheet credit risks, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2004

Pensions

The Corporation has a defined benefit pension plan covering substantially all employees with at least six months of service who are at least 21 1/2 years of age. Pension expense is determined by an actuarial valuation, and it is based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. These assumptions are reviewed with the plan actuaries and modified as necessary to reflect current market conditions as well as anticipated long-term market conditions.

Pension expense for 2003 was impacted by lump sum distributions made by the Corporation’s employee pension plan during the second quarter of 2003. These distributions triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88 (“SFAS No. 88”). Significant lump sum payments anticipated to be made in 2004 would require additional charges to earnings in the periods these payments are made pursuant to SFAS No. 88. The Corporation made modifications to the pension plan in 2003, resulting in the reduction of future benefits, in order to reduce the volatility of the impact of pension expense to the results of operations.

Three Months ended March 31, 2004

The Corporation attained net income of $701,000 during the first quarter of 2004, a decrease of $138,000, or 16.4%, from net income of $839,000 during the first three-month period of 2003. The most significant component, net interest income, for the three-month period ended March 31, 2004 was $3,504,000, a decrease of $27,000, or 0.8%, as compared to $3,531,000 for the first quarter of 2003. This decrease demonstrated a general stabilization in net interest income and management’s efforts to actively monitor interest rate risk. Net interest margins for the three months ended March 31, 2004 and 2003 were 3.89% and 3.90%, respectively.

Interest income for the three-month period ended March 31, 2004 decreased to $4,327,000, or $326,000, from $4,653,000 for the first three-month period of 2003. Interest income reflected a weighted-average yield on earning assets of 5.24% for the quarter ended March 31, 2004, compared to 5.72% for the same three-month period in 2003. Average interest earning assets were $330,053,000 and $325,336,000 during the three months ended March 31, 2004 and 2003, respectively.

Interest expense decreased to $823,000 for the quarter ended March 31, 2004, or $299,000, from $1,122,000 for the three-month period ended March 31, 2003. This reflected an average cost of funds of 1.16% and 1.56% respectively, for the three-month periods ended March 31, 2004 and 2003. Average interest bearing liabilities were $283,654,000 and $287,639,000 during the three months ended March 31, 2004 and 2003, respectively.

The provisions for loan losses amounted to ($26,000) and $177,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The decreased provision resulted primarily from an increase in recoveries as management continues to enhance loan collection efforts.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2004

Non-interest income, exclusive of securities gains and losses, was $841,000 for the three-month period ended March 31, 2004 and represented a decrease of $153,000, or 15.4%, compared to $994,000 for the same period in 2003. This decrease was primarily attributable to a $100,000 recovery against a check-kiting loss received in 2003 that is not reflected in 2004, as well as, a reduction in income from fiduciary activities related to the timing of the collection of estate settlement fees.

Non-interest expense of $3,257,000 for the quarter ended March 31, 2004 represented an increase of $230,000, or 7.6%, from $3,027,000 for the same period in 2003. This increase was attributable to start-up costs associated with the opening of a new branch facility in Princeton, West Virginia and to improvements in the Corporation’s telecommunication equipment. Income taxes of $397,000 and $482,000 for the three-month periods ended March 31, 2004 and 2003, respectively, represented 36.1% and 36.5% of net income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended March 31, 2004 and 2003 were $0.35 and $0.42, respectively. Earnings through March 31, 2004 reflect an annualized return on average assets (ROAA) of 0.78% compared to 0.93% for the period ended March 31, 2003. Also, these earnings reflect an annualized return on average equity (ROAE) of 7.92% and 9.83%, respectively, for the periods ending March 31, 2004 and 2003. Dividends for the first quarter of 2004 increased to $0.21 per share, or 5.0%, from $0.20 per share paid for the first quarter of 2003.

Financial Condition and Asset Quality

Total assets at March 31, 2004 were approximately $360,241,000 as compared to approximately $363,727,000 at December 31, 2003, or a decrease of $3,486,000, or 1.0%. The loan portfolio decreased to $244,406,000 at March 31, 2004, or 1.0%, during this three-month period, from $246,950,000 at December 31, 2003. As the economy began to show signs of improvement during the first quarter, loan demand began to improve. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase. The investment portfolio increased approximately $8,001,000, or 10.2%, during this same period. Investment purchases were made to utilize excess liquidity because of the very low interest earning potential of fed funds sold. Total deposits decreased by $146,000 to $307,573,000 at March 31, 2004 from $307,719,000 at December 31, 2003. Although deposits remained essentially unchanged, pricing for deposits is very competitive in the Corporation’s primary trade areas among banks and other nontraditional financial service providers, indicating future pressure on the Corporation’s net interest income.

The continuing stagnation in the local and national economies places ongoing emphasis on the Corporation’s methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. At March 31, 2004, and December 31, 2003, the allowance for loan losses was $3,075,000. This resulted in the ratio of the allowance for loan losses to total loans increasing slightly from 1.25% at December 31, 2003, compared to 1.26% at March 31, 2004. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2004

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,018,000 at March 31, 2004 and $4,839,000 at December 31, 2003. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $39,168,000 at March 31, 2004, and $39,600,000 at December 31, 2003, were comprised primarily of unfunded loan commitments.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of the Corporation’s cash flows. The primary source of cash flows for the Corporation is operating activities. Operating activities provided $1,185,000 of liquidity for the three-month period ended March 31, 2004, compared to $1,082,000 for the same three months in 2003. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity for the Corporation comes from investing activities, principally the maturities of investment securities. For the three-month periods ended March 31, 2004 and 2003, due to the low interest rate environment, maturities and calls of investment securities amounted to $9,489,000 and $14,842,000, respectively. In 2004, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. As of March 31, 2004, the Corporation had approximately $35,223,000 of investment securities that mature within 36 months. Interest rates are beginning to stabilize and the rapidity of calls in investment securities is expected to decline. Relatively flat loan demand resulted in a net decrease in loans of $2,534,000 for the first three months of 2004 following a decline of $1,867,000 for the same period in 2003.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2004, the Corporation had a maximum borrowing capacity exceeding $80,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At March 31, 2004, the Corporation owned $630,800 of stock, and had borrowings of $725,000 outstanding in an overnight repurchase account. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of March 31, 2004, there were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Richmond.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Asset and Liability Management and Interest Rate Sensitivity” subsection of the Management’s Discussion and Analysis section contained in the Company’s 2003 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2003.

FIRST CENTURY BANKSHARES, INC.

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

PART II. OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K.

(a.)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350

(b.)	Reports on Form 8-K

1.	On February 6, 2004, the Corporation filed a current report on Form 8-K announcing its earnings for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date: May 12, 2004