Form 10-Q
period 2004-06-30
FIRST CENTURY BANKSHARES INC
filed 2004-08-12
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 11, 2004, was 1,991,000 shares.

FIRST CENTURY BANKSHARES, INC.

The total number of pages of the Form 10-Q Quarterly Report is twenty-two (22) pages.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS
Cash and due from banks	$12,436	$14,576
Interest-bearing balances with banks	15	1,002
Federal funds sold	—	4,000
Securities available for sale: (cost approximated $73,256 at June 30, 2004, and $64,486 at December 31, 2003)	72,330	65,258
Securities held to maturity: (fair value approximated $13,606 at June 30, 2004 and $12,449 at December 31, 2003)	13,635	12,163
Federal Home Loan Bank and Federal Reserve Bank Stock	1,233	1,023
Loans	245,721	246,950
Less allowance for loan losses	3,020	3,075

Net loans	242,701	243,875
Premises and equipment	12,752	11,697
Real estate owned other than bank premises	236	383
Other assets	4,756	4,567
Goodwill	5,183	5,183

TOTAL ASSETS	$365,277	$363,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$43,687	$41,163
Interest-bearing	269,237	266,556

Total deposits	312,924	307,719
Federal funds purchased and securities sold under agreements to repurchase	15,927	19,141
Demand notes to U. S. Treasury and other liabilities for borrowed money	326	26
Other liabilities	1,661	1,847

TOTAL LIABILITIES	330,838	328,733

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,991,000	2,500	2,500
Paid-in capital	785	785
Retained earnings	31,912	31,347
Treasury stock, at cost; 9,000 shares	(147)	(147)
Accumulated other comprehensive income, net of tax	(611)	509

TOTAL STOCKHOLDERS’ EQUITY	34,439	34,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,277	$363,727

See accompanying notes to unaudited consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands, except per share data)
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,611	$3,733	$7,166	$7,456
Interest on balances with banks	1	6	3	11
Interest and dividends from securities available for sale:
Taxable	654	686	1,280	1,482
Interest and dividends from securities held to maturity:
Taxable	20	13	37	26
Tax-exempt	120	103	240	207
Interest on federal funds sold	4	22	11	34

TOTAL INTEREST INCOME	4,410	4,563	8,737	9,216

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	195	238	386	467
Interest on other deposits	625	794	1,244	1,664
Interest on federal funds purchased and securities sold under agreements to repurchase	13	19	26	41
Interest on demand notes to U. S. Treasury and other liabilities for borrowed money	7	—	7	1

TOTAL INTEREST EXPENSE	840	1,051	1,663	2,173

Net interest income	3,570	3,512	7,074	7,043
Provision for loan losses	39	238	13	415

Net interest income after provision for loan losses	3,531	3,274	7,061	6,628

NONINTEREST INCOME
Income from fiduciary activities	323	343	627	679
Other operating income	533	571	1,070	1,229
Securities gains (losses)	—	67	(16)	67

TOTAL NONINTEREST INCOME	856	981	1,681	1,975

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,700	2,218	3,397	3,851
Premises and equipment expense	559	483	1,068	997
Other noninterest expense	1,036	941	2,087	1,821

TOTAL NONINTEREST EXPENSE	3,295	3,642	6,552	6,669

Income before income taxes	1,092	613	2,190	1,934
Provision for income taxes	392	220	789	702

NET INCOME	700	393	1,401	1,232

Other comprehensive income (loss), net of tax	(1,367)	2	(1,120)	(36)

COMPREHENSIVE INCOME	$(667)	$395	$281	$1,196

NET INCOME PER COMMON SHARE:
Basic	$0.35	$0.20	$0.70	$0.62
Diluted	$0.35	$0.20	$0.70	$0.62
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,991,000	1,991,000	1,991,000	1,991,000
Diluted	1,996,399	1,992,558	1,996,800	1,991,878

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	(Dollars in thousands)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,401	$1,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13	415
Depreciation and amortization	424	397
Securities (gains) losses	16	(67)
Amortization of securities premiums, net	171	222
Decrease in interest receivable and other assets	207	48
Increase (decrease) in interest payable and other liabilities	(77)	48

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,155	2,295

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(2,030)	(1,277)
Purchases of securities available for sale	(26,416)	(24,846)
Purchases of Federal Home Loan Bank stock	(210)	(157)
Proceeds from maturities and calls of securities held to maturity	535	513
Proceeds from maturities and calls of securities available for sale	15,653	34,624
Proceeds from sales of securities available for sale	1,982	1,072
Net (increase) decrease in loans	1,219	(3,246)
Acquisition of fixed assets	(1,470)	(937)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(10,737)	5,746

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	3,466	2,398
Net increase in time deposits	1,739	1,439
Net increase (decrease) in short-term borrowings	(2,914)	797
Cash dividends paid	(836)	(796)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,455	3,838

Net increase (decrease) in cash and cash equivalents	(7,127)	11,879
Cash and cash equivalents at beginning of period	19,578	16,818

Cash and cash equivalents at end of period	$12,451	$28,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,586	$2,134
Income taxes	804	743

See accompanying notes to unaudited consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30,
	(Dollars in thousands)
	2004	2003
BALANCE, JANUARY 1,	$34,994	$33,818
Net income	1,401	1,232
Cash dividends declared and paid - $0.42 per share in 2004 and $0.40 per share in 2003	(836)	(796)
Other comprehensive loss, net of tax	(1,120)	(36)

BALANCE, JUNE 30,	$34,439	$34,218

See accompanying notes to consolidated financial statements

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and six-month periods ended June 30, 2004, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities are the only components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2004	2003	2004	2003
Unrealized holding gains (losses) arising during the period	$(2,072)	$70	$(1,714)	$13
Reclassification adjustment for (gains) losses included in net income	—	(67)	16	(67)

Other comprehensive income (loss) before tax	(2,072)	3	(1,698)	(54)
Income tax (expense) benefit related to other comprehensive income (loss)	705	(1)	578	18

Other comprehensive income (loss)	$(1,367)	$2	$(1,120)	$(36)

FIRST CENTURY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2004 and 2003:

	For the three months ended June 30,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$700,000	1,991,000	$0.35	$393,000	1,991,000	$0.20

Effect of dilutive securities – Stock options (Note D)	0	5,399		0	1,558

Diluted EPS
Income available to common shareholders and assumed conversions	$700,000	1,996,399	$0.35	$393,000	1,992,558	$0.20

	For the six months ended June 30,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,401,000	1,991,000	$0.70	$1,232,000	1,991,000	$0.62

Effect of dilutive securities – Stock options (Note D)	0	5,800		0	878

Diluted EPS
Income available to common shareholders and assumed conversions	$1,401,000	1,996,800	$0.70	$1,232,000	1,991,878	$0.62

NOTE D – COMPENSATION AND BENEFIT PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2004, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 54 months. At June 30, 2004, 88,220 options were outstanding and options for 81,780 shares of common stock were reserved for future issuance for the Officer Plan.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE D – COMPENSATION AND BENEFIT PLANS (Continued)

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”), provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2004, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 54 months. At June 30, 2004, 19,000 options were outstanding and options for 11,000 shares of common stock were reserved for future issuance for the Director Plan.

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

	Three Months Ended June 30,
	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$700,000	$695,000	$393,000	$383,000

Net income per share - basic	$0.35	$0.35	$0.20	$0.19

	Six Months Ended June 30,
	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$1,401,000	$1,390,000	$1,232,000	$1,213,000

Net income per share - basic	$0.70	$0.70	$0.62	$0.61

During the second quarter of 2003, the Corporation’s pension plan had significant lump-sum distributions. These distributions triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88 of approximately $529,000. Significant lump sum payments that have been made from the pension plan in July 2004 will require charges to earnings for the third quarter of 2004 pursuant to SFAS No. 88 estimated to be approximately $375,000.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

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

	June 30, 2004			December 31, 2003
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.31%	12.48%	8.25%	11.03%	12.18%	8.30%
First Century Bank, N.A.	10.86%	12.03%	7.92%	10.66%	11.82%	8.01%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,128,000 at June 30, 2004 and $4,839,000 at December 31, 2003. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $34,949,000 at June 30, 2004, and $39,600,000 at December 31, 2003, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE H - INVESTMENT SECURITIES

In the second quarter of 2004, the Emerging Issues Task Force released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments.

The following table shows the gross unrealized losses and fair value of Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2004:

(Dollars in thousands)	Fair Value	Gross Unrealized Losses
Description of Security
U.S. Treasury obligations and direct obligations of U.S. government agencies	$50,438	$1,116
Municipal bonds	7,528	216
Federal agency mortgage-backed securities	8,088	202
Investments in equity securities carried at cost	1,393	—

	$67,447	$1,534

U. S. TREASURY OBLIGATIONS AND GOVERNMENT AGENCY OBLIGATIONS. The unrealized losses on the Corporation’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were the result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment. Because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

FEDERAL AGENCY MORTGAGE-BACKED SECURITIES. The unrealized losses on the Corporation’s investment in agency mortgage-backed securities issued by FNMA and FHLMC were caused by interest rate increases. The Corporation purchased these investments, most at a premium relative to their face amount, and the contractual cash flows of these investments are guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the Corporation’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

MUNICIPAL BONDS. The unrealized losses on the Corporation’s municipal bonds were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the Corporation’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

This narrative will assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the unaudited consolidated financial statements and the notes presented elsewhere in this report. Management is not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Corporation, except as discussed herein. Management is also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

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

Other classified loans are categorized and allocated appropriate reserves. Other loans more than 90 days past due that have not been considered in the aforementioned procedures are reserved for as management considers necessary in the circumstance. The remaining portfolio is segregated into consumer, commercial and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in those categories. Additionally, concentrations of credit, collateral deficient loans, volume and trends in delinquencies, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2004

Pensions

The Corporation has a defined benefit pension plan covering substantially all employees with at least six months of service who are at least 21½ years of age. Pension expense is determined by an actuarial valuation, and it is based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. These assumptions are reviewed with the plan actuaries and modified as necessary to reflect current market conditions as well as anticipated long-term market conditions.

Pension expense for 2003 was impacted by lump sum distributions made by the Corporation’s employee pension plan during the second quarter of 2003. These distributions triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88 (“SFAS No. 88”). Significant lump sum payments that have been made in July 2004 will require additional charges to earnings for the third quarter of 2004 pursuant to SFAS No. 88 estimated to be approximately $375,000. The Corporation made modifications to the pension plan in 2003, resulting in the reduction of future benefits, in order to reduce the volatility of the impact of pension expense to the results of operations.

Three Months ended June 30, 2004

The Corporation attained net income of $700,000 during the second quarter of 2004, an increase of $307,000, or 78.1%, from net income of $393,000 during the second three-month period of 2003. The most significant component, net interest income, for the three-month period ended June 30, 2004 was $3,570,000, an increase of $58,000, or 1.7%, as compared to $3,512,000 for the second quarter of 2003. This increase demonstrated a general stabilization in net interest income and management’s efforts to actively monitor interest rate risk. Net interest margins for the three months ended June 30, 2004 and 2003 were 3.89% and 3.85%, respectively.

Interest income for the three-month period ended June 30, 2004 decreased to $4,410,000, or $153,000, from $4,563,000 for the second three-month period of 2003. Interest income reflected a weighted-average yield on earning assets of 5.26% for the quarter ended June 30, 2004, compared to 5.55% for the same three-month period in 2003. Average interest earning assets were $335,505,000 and $328,683,000 during the three months ended June 30, 2004 and 2003, respectively.

Interest expense decreased to $840,000 for the quarter ended June 30, 2004, or $211,000, from $1,051,000 for the three-month period ended June 30, 2003. This reflected an average cost of funds of 1.16% and 1.46% respectively, for the three-month periods ended June 30, 2004 and 2003. Average interest bearing liabilities were $289,221,000 and $289,010,000 during the three months ended June 30, 2004 and 2003, respectively.

The provisions for loan losses amounted to $39,000 and $238,000 for the three-month periods ended June 30, 2004 and 2003, respectively. The decreased provision resulted from both a reduction in charge-offs and an increase in recoveries as management continues to enhance loan administration.

Non-interest income, exclusive of securities gains and losses, was $856,000 for the three-month period ended June 30, 2004 and represented a decrease of $58,000, or 6.3%, compared to $914,000 for the same period in 2003. This decrease was attributable to reduction in service charges on deposit accounts, as well as, a reduction in income from fiduciary activities related to the timing of the collection of estate settlement fees.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2004

Non-interest expense of $3,295,000 for the quarter ended June 30, 2004 represented a decrease of $347,000, or 9.5%, from $3,642,000 for the same period in 2003. This decrease was primarily the result of significant lump sum distributions by the Corporation’s employee pension plan in 2003. These distributions triggered recognition of previously deferred actuarial losses under the accounting provisions set forth in Statement of Financial Accounting Standards No. 88 of approximately $529,000 for the three-month period ended June 30, 2003. Income taxes of $392,000 and $220,000 for the three-month periods ended June 30, 2004 and 2003, respectively, represented 35.9% of net income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended June 30, 2004 and 2003 were $0.35 and $0.20, respectively. Earnings through June 30, 2004 reflect an annualized return on average assets (ROAA) of 0.76% compared to 0.43% for the period ended June 30, 2003. Also, these earnings reflect an annualized return on average equity (ROAE) of 7.99% and 4.55%, respectively, for the periods ending June 30, 2004 and 2003. Dividends for the second quarter of 2004 increased to $0.21 per share, or 5.0%, from $0.20 per share paid for the first quarter of 2003.

Six Months ended June 30, 2004

The Corporation attained net income of $1,401,000 for the first six months of 2004, representing an increase of $169,000, or 13.7%, from the comparable 2003 level of $1,232,000. The most significant component, net interest income, amounted to $7,074,000 for the six-month period ended June 30, 2004, an increase of $31,000, or 0.4%, as compared to $7,043,000 for the first six months of 2003. This increase was primarily the result of the lower cost of interest expense for deposits, relative to the continuing reductions in interest income attained for investments and loans. Net interest margins for the six months ended June 30, 2004 and 2003 were 3.89% and 3.88%, respectively.

Interest income for the six-month period ended June 30, 2004 was $8,737,000, a decrease of $479,000, or 5.2%, from $9,216,000 for the six-month period ended June 30, 2003. Interest income reflected a weighted-average yield on earning assets of 5.25% for the six-month period ended June 30, 2004, compared to 5.64% for the same six-month period in 2003. Average interest earning assets were $332,779,000 and $327,010,000 during the six months ended June 30, 2004 and 2003, respectively.

Interest expense was $1,663,000 for the six-month period ended June 30, 2004 or a decrease of $510,000, from $2,173,000 for the same period in 2003. This reflected an average cost of funds of 1.16% and 1.51%, respectively, for the six-month periods ended June 30, 2004 and 2003. Average interest bearing liabilities were $286,438,000 and $288,325,000 during the six months ended June 30, 2004 and 2003, respectively.

Management continues to work diligently to enhance the quality of the loan portfolio. Due to these efforts, the provision for loan losses decreased to $13,000 for the six months ended June 30, 2004, from $415,000 for the six-month month period ended June 30, 2003. Management anticipates loan losses will continue to compare favorably during the remainder of 2004; however, continuation of the sluggish economy could result in increased credit deterioration beyond expectations.

Non-interest income exclusive of securities gains and losses of $1,697,000 for the six-month period ended June 30, 2004 represented a decrease of $211,000, or 11.1%, compared to $1,908,000 for the same period in 2003. This decrease was primarily attributable to reductions in service charges on deposit accounts, fees from mortgage originations and fiduciary fees. The Corporation had net realized gains on the sales of securities of $67,000 in the 2003 period, as compared to $16,000 in losses realized in 2004.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2004

Non-interest expenses amounted to $6,552,000 for the six months ended June 30, 2004, a decrease of $117,000, or 1.8%, from $6,669,000 for the same period in 2003. Again, the effect of pension plan distributions triggering loss recognition under SFAS No. 88 was the primary factor for this decrease, partially offset by increased costs associated with the opening of a new branch facility in Princeton, West Virginia and to improvements in the Corporation’s telecommunication equipment. Income taxes of $789,000 and $702,000 for the six-month periods ended June 30, 2004 and 2003, respectively, represented 36.0% and 36.3% of net income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the six-month periods ended June 30, 2004 and 2003 were $0.70 and $0.62, respectively. Earnings through June 30, 2004 reflect an annualized return on average assets (ROAA) of 0.77% compared to 0.68% for the six-month period ended June 30, 2003. Also, these earnings reflect an annualized return on average equity (ROAE) of 7.96% and 7.18%, respectively, for the periods ending June 30, 2004 and 2003. Dividends through the second quarter of 2004 increased to $0.42 per share, or 5.0%, from $0.40 per share for the six-month period ended June 30, 2003.

Financial Condition and Asset Quality

Total assets at June 30, 2004 were approximately $365,277,000 as compared to approximately $363,727,000 at December 31, 2003, or an increase of $1,550,000, or 0.4%. The loan portfolio decreased to $245,721,000 at June 30, 2004, or 0.5%, during this six-month period, from $246,950,000 at December 31, 2003. As the economy began to show signs of improvement during the first half of 2004, loan demand began to improve. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase. The investment portfolio increased approximately $8,544,000, or 11.0%, during this same period. Investment purchases were made to utilize excess liquidity because of the very low interest earning potential of fed funds sold. Total deposits increased by $5,205,000 to $312,924,000 at June 30, 2004 from $307,719,000 at December 31, 2003. Deposit increase occurred in both the interest-bearing and noninterest-bearing categories.

The continuing stagnation in the local economy places ongoing emphasis on the Corporation’s methodology in determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. At June 30, 2004, the allowance for loan losses was $3,020,000, as compared to $3,075,000 at December 31, 2003. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.25% at December 31, 2003, compared to 1.23% at June 30, 2004, reflecting continued improvement in credit quality. Estimates may change at some point in the future.

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,128,000 at June 30, 2004 and $4,839,000 at December 31, 2003. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $34,949,000 at June 30, 2004, and $39,600,000 at December 31, 2003, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2004

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of the Corporation’s cash flows. The primary source of cash flows for the Corporation is operating activities. Operating activities provided $2,155,000 of liquidity for the six-month period ended June 30, 2004, compared to $2,295,000 for the same six months in 2003. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity for the Corporation comes from investing activities, principally the maturities of investment securities. For the six-month periods ended June 30, 2004 and 2003, due to the low interest rate environment, maturities and calls of investment securities amounted to $16,188,000 and $35,137,000, respectively. In early 2004, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. As of June 30, 2004, the Corporation had approximately $35,892,000 of investment securities that mature within 36 months. Interest rates have begun to stabilize and the rapidity of calls in investment securities during the second quarter of 2004. Relatively flat loan demand resulted in a net decrease in loans of $1,219,000 for the first six months of 2004 following an increase of $3,246,000 for the same period in 2003.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2004, the Corporation had a maximum secured borrowing capacity exceeding $80,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At June 30, 2004, the Corporation owned $850,400 of stock, and had borrowings of $300,000 outstanding in an overnight repurchase account. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of June 30, 2004, there were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Richmond.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on April 20, 2004. Total outstanding shares were 1,991,000 at April 20, 2004. Matters brought before the stockholders and the voting results are as follows:

(1) To elect thirteen (13) nominees for director to serve for a term of one year.

Nominee	Shares For	Shares Against	Abstentions
Paul Cole, Jr.	1,614,310	8,624	—
Eustace Frederick	1,568,737	54,197	—
B. L. Jackson, Jr.	1,615,858	7,076	—
Robert M. Jones, Jr., M.D.	1,615,858	7,076	—
Marshall S. Miller	1,568,737	54,197	—
Charles A. Peters	1,568,937	53,997	—
John H. Shott	1,615,858	7,076	—
Scott H. Shott	1,568,737	54,197	—
Walter L. Sowers	1,615,858	7,076	—
Wm. Chandler Swope	1,615,858	7,076	—
J. Brookins Taylor, M.D.	1,615,358	7,576	—
Frank W. Wilkinson	1,568,937	53,997	—
R. W. Wilkinson	1,533,633	56,301	—

(2) To ratify the selection of PricewaterhouseCoopers, LLP to serve as independent auditors for the registrant for the year ending December 31, 2004. Shares for: 1,616,175; Shares against: 4,770; Abstentions: 0.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a.)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350

FIRST CENTURY BANKSHARES, INC.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (Continued).

(b.)	Reports on Form 8-K

1.	On May 5, 2004, the Corporation filed a current report on Form 8-K announcing its earnings for the period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date: August 11, 2004