Form 10-K
period 2004-12-31
FIRST CENTURY BANKSHARES INC
filed 2005-03-23
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $31,398,576.

The number of shares outstanding of the registrant’s common stock as of March 11, 2005, was 1,990,800.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2004 are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 19, 2005 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2004 FORM 10-K ANNUAL REPORT

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

During 2001, the Corporation formed a financial subsidiary, First Century Financial Services, LLC, (“FCFSLLC”). This entity conducts the Corporation’s insurance activities through its investment in the Banker’s Insurance Corporation, a relationship among several community banks, which offers a full range of insurance products and services. This entity was formed with a minimal capital investment which is carried at cost and eliminates upon consolidation.

Substantially, all of the operations of the Corporation are carried on through FCBNA which is the Registrant’s only banking subsidiary. The officers and directors of the Corporation, who are also officers and directors of FCBNA, receive their entire compensation from FCBNA. The Corporation’s executive offices are located at 500 Federal Street, Bluefield, West Virginia.

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by the subsidiary bank. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant’s 2004 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates ten additional branches in Mercer, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2004, FCBNA had 162 full-time employees and 13 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

FUTURE ACQUISITIONS AND EXPANSION

The Registrant may from time to time consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the registrant will evaluate the potential of offering new financial services allowed under the Act. During 2004, FCBNA opened a new branch facility in Princeton, West Virginia at 245 Springhaven Drive. The Registrant’s current strategic plan calls for continued expansion through de novo branching in new markets beyond the existing service area.

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

The GLB Act adopts a system of functional regulation where the nature of the activity rather than the type of institution determines the primary regulator. Although the Federal Reserve Board (the “FRB”) is the umbrella supervisor of financial holding companies, the GLB Act limits the FRB’s power to supervise and conduct examinations of affiliated companies of the financial holding company. Rather, under the provisions of the GLB Act, the securities activities would be regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate bank regulator.

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

As of December 31, 2004, the regulatory capital ratios of the Corporation and FCBNA are set forth in the table in Note 15 of the notes of the accompanying consolidated financial statements.

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

The OCC also administers a number of federal statutes that apply to national banks such as the Depository Institution Management Interlocks Act, the International Lending Supervision Act of 1983 and the Community Reinvestment Act of 1977 (“CRA”). CRA requires that, in connection with their examinations of financial institutions, the OCC shall evaluate the record of FCBNA in meeting the credit needs of the local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the bank. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch facility. The federal banking agencies, including the OCC, issued a joint rule which became effective for FCBNA in 1997 related to evaluating an institution’s CRA performance. The rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a national bank by applying lending, investment, and service tests. The OCC assigns a rating to a national bank based on the bank’s performance under the tests. To evaluate compliance with the lending, investment and service tests, subject to certain exceptions, FCBNA is required to collect and report to the OCC extensive demographic and loan data. FCBNA received a “satisfactory” rating in its most recent CRA examination.

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

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 23 of the accompanying 2004 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

AVAILABLE INFORMATION

The Registrant files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such filed reports with the Securities and Exchange Commission (“SEC”). These reports are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may read and copy any materials that we file with the SEC at the Public Reference Room. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

The executive offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. There are eleven properties owned or leased by FCBNA consisting of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries. Nine of these offices are owned and two are leased.

ITEM 3. LEGAL PROCEEDINGS

Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public market presently exists for the common stock of the Registrant. Quotations may be obtained through the OTC Bulletin Board under the trading symbol FCBS. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

Page 21 of the 2004 Annual Report to Stockholders (incorporated herein by reference) describes further the information for market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in Note 15 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock after the conclusion of each calendar quarter. During December 31, 2004, the Corporation repurchased 200 shares of common stock at $24.25 per share. This was the only share repurchase during 2004. At December 31, 2004, management was authorized under the Company’s stock repurchase program to repurchase 10,800 shares. On February 15, 2005, the number of shares authorized for repurchase was increased to 30,800 shares.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data required by this item is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 23 of the Registrant’s 2004 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 23 of the accompanying 2004 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found on page 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 of the Notes to Consolidated Financial Statements of the accompanying 2004 Annual Report to Stockholders which is incorporated by reference in this Form 10-K annual report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16; and Note 14, Financial Instruments, Concentrations of Credit and Fair Values, appearing on pages 43 through 44 of the accompanying 2004 Annual Report to Stockholders, and is incorporated by reference in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent registered public accounting firm for the years ended December 31, 2004, 2003, and 2002, which are included in the Corporation’s 2004 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference.

The report of the independent registered public accounting firm on page 48 of the Registrant’s 2004 Annual Report to Stockholders reflects an unqualified opinion on the 2004 and 2003 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, issued by PricewaterhouseCoopers LLP, Greensboro, North Carolina, the Registrant’s independent registered public accounting firm for those years.

Reference to 2004 Annual Report
Consolidated Statements of Financial Condition	Page 24
Consolidated Statements of Income	Page 25
Consolidated Statements of Changes in Stockholders’ Equity	Page 26
Consolidated Statements of Cash Flows	Page 27
Notes to Consolidated Financial Statements	Pages 28 through 47
Report of Independent Registered Public Accounting Firm	Page 50

The supplementary financial information required by this item is set forth in Note 17 of “Notes to Consolidated Financial Statements” on Page 47 of the Corporation’s 2004 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the independent registered public accounting firm on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2004, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2004 were effective.

Changes in internal controls over financial reporting:

There were no changes in our internal control over financial reporting during the fourth quarter for the year ending December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On February 15, 2005, the Board of Directors of First Century Bankshares, Inc. (the “Company”) ratified the recommendations of the Company’s Compensation Committee (the “Committee”) with regard to the compensation of the Company’s President and Chief Executive Officer and Executive Vice-President and Chief Operating Officer. At its meeting on December 14, 2004, the Committee met to review the performance of the Company in 2004, to establish the salary for the President and Chief Executive Officer and the Executive Vice President and Chief Operating Officer for 2005 and to determine whether to award bonuses under the Executive Bonus Plan. A summary of the compensation awarded to the President and Chief Executive Officer and the Executive Vice President and Chief Operating Officer is attached hereto as Exhibit 10(d) to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 25, 2005 (which is not later than 120 days after December 31, 2004, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “NOMINEES FOR DIRECTORS WHOSE TERMS EXPIRE IN 2005” on pages 9-10, “Family Relationships” on page 8, “The Audit and Compliance Committee” on page 4, the “Nominating Committee and the Nomination Process” on pages 4-6, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 3, and “Corporate Governance” on page 7 in our 2005 Proxy Statement and is incorporated herein by reference to such proxy statement.

A copy of the Code of Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 25, 2005, (which is not later than 120 days after December 31, 2004, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “COMPENSATION OF NAMED EXECUTIVE OFFICERS” on pages 20-21, “INFORMATION REGARDING LONG-TERM INCENTIVE COMPENSATION FOR FISCAL YEAR 2004” on page 22, “PENSION PLAN TABLE” on page 23, “SUMMARY OF COMPENSATION AGREEMENTS” on pages 24-25, “PERFORMANCE GRAPH” on page 26, and “Fees and Benefit Plans for Directors” on page 6 in our 2005 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 25, 2005, (which is not later than 120 days after December 31, 2004, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “PRINCIPAL STOCKHOLDERS” on page 28, “Security Ownership of Directors and Officers” on page 8, and “NOMINEES FOR DIRECTORS WHOSE TERMS EXPIRE IN 2005” on pages 9-10 in our 2005 Proxy Statement is incorporated herein by reference to such proxy statement. The information required by this item pertaining to securities authorized for issuance under equity compensation plans is contained in Note 10 of the Notes to Consolidated Financial Statements of the accompanying 2004 Annual Report to Stockholders which is incorporated by reference in this Form 10-K annual report as Exhibit 13. All equity compensation plans have been previously approved by stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 25, 2005, (which is not later than 120 days after December 31, 2004, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Related Transactions” on page 6 in our 2005 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Principal accountants fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 25, 2005, (which is not later than 120 days after December 31, 2004, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” on pages 12-13 in our 2005 Proxy Statement and is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1. Financial Statements.

See Item 8 on Page 8 of this document for a listing of all Financial Statements, Report of Independent Registered Public Accounting Firm, and Supplementary Data.

         2. Financial Statement Schedules.

All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3. Exhibits Required by Item 601 of Regulation S-K.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number		Description of Exhibit
3.		Articles of Incorporation and Bylaws

	3(a)	Articles of Amendment to Articles of Incorporation (1)

	3(b)	Restated Articles of Incorporation (2)

	3(c)	Amended and Restated By-laws of the Company (3)

10.		Material Contracts

	10(a)	Sample agreement pertaining to a split-dollar life insurance arrangement between FCBNA and Messrs. Satterfield, Kennett and Albert(4)

	10(b)	Employment agreement between the Corporation and Byron K. Satterfield(5)

	10(c)	Amendment to employee agreement between the Corporation and Byron K. Satterfield

	10(d)	Summary of Compensation Paid to President and Chief Executive Officer and Executive Vice President and Chief Operating Officer of First Century Bankshares Inc.

11.		Statement regarding computation of per share earnings(6)

13.		Annual report to security holders.

14.		Sample Officer’s Code of Ethics

21.		Subsidiaries of the registrant(7)

31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 2001
(6)	These statements are included in Note 9 in the notes to the consolidated financial statements which are incorporated herein by reference.
(7)	This disclosure is included in Note 1 in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)         First Century Bankshares, Inc.

BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting & Financial Officer)

DATE: March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ B. L. Jackson	Date: March 15, 2005
B. L. Jackson, Jr., Chairman of the Board and Director

BY:	/s/ R. W. Wilkinson	Date: March 23, 2005
R. W. Wilkinson, President & Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Charles A. Peters	Date: March 15, 2005
Charles A. Peters, Secretary and Director

BY:	/s/ Paul Cole, Jr.	Date: March 15, 2005
Paul Cole, Jr., Director

BY:		Date:
Eustace Frederick, Director

BY:	/s/ Robert M. Jones, Jr.	Date: March 15, 2005
Robert M. Jones, Jr., M.D., Vice Chairman of the Board and Director

BY:	/s/ Marshall S. Miller	Date: March 15, 2005
Marshall S. Miller, Director

BY:	/s/ John H. Shott	Date: March 15, 2005
John H. Shott, Director

BY:		Date:
Scott H. Shott, Director

BY:		Date:
Walter L. Sowers, Director

BY:	/s/ Wm. Chandler Swope	Date: March 15, 2005
Wm. Chandler Swope, Director

BY:	/s/ J. Brookins Taylor	Date: March 15, 2005
J. Brookins Taylor, M. D., Director

BY:	/s/ Frank W. Wilkinson	Date: March 15, 2005
Frank W. Wilkinson, Director