Form 10-Q
period 2005-03-31
FIRST CENTURY BANKSHARES INC
filed 2005-05-12
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock,

as of May 12, 2005, was 1,965,863 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Cash and due from banks	$12,628	$9,974
Interest-bearing balances with banks	26	3,042
Federal funds sold	—	4,000
Securities available for sale: (cost approximated $83,744 at March 31, 2005, and $80,005 at December 31, 2004)	82,644	80,013
Securities held to maturity: (fair value approximated $13,544 at March 31, 2005 and $13,146 at December 31, 2004)	13,543	12,957
Federal Home Loan Bank and Federal Reserve Bank Stock	828	1,182
Loans	253,419	247,808
Less allowance for loan losses	2,925	2,900

Net loans	250,494	244,908
Premises and equipment	12,117	12,268
Real estate owned other than bank premises	112	112
Other assets	4,505	4,440
Goodwill and other intangible assets	5,183	5,183

TOTAL ASSETS	$382,080	$378,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$49,245	$45,087
Interest-bearing	278,709	276,164

Total deposits	327,954	321,251
Federal funds purchased and securities sold under agreements to repurchase	16,236	16,007
Demand notes to U. S. Treasury and other liabilities for borrowed money	426	2,966
Other liabilities	1,981	2,066

TOTAL LIABILITIES	346,597	342,290

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,990,800	2,500	2,500
Paid-in capital	785	785
Retained earnings	33,077	32,650
Treasury stock, at cost; 9,200 shares	(152)	(152)
Accumulated other comprehensive (loss) income, net of tax	(727)	6

TOTAL STOCKHOLDERS’ EQUITY	35,483	35,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$382,080	$378,079

The accompanying notes are an integral part of the consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,857	$3,555
Interest on balances with banks	10	2
Interest and dividends from securities available for sale:
Taxable	751	626
Interest and dividends from securities held to maturity:
Taxable	18	17
Tax-exempt	111	120
Interest on federal funds sold	24	7

TOTAL INTEREST INCOME	4,771	4,327

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	228	191
Interest on other deposits	713	619
Interest on federal funds purchased and securities sold under agreements to repurchase	52	13
Interest on other liabilities for borrowed money	1	—

TOTAL INTEREST EXPENSE	994	823

Net interest income	3,777	3,504
Provision for loan losses	68	(26)

Net interest income after provision for loan losses	3,709	3,530

NONINTEREST INCOME
Income from fiduciary activities	346	304
Other operating income	518	537
Securities gains (losses)	10	(16)

TOTAL NONINTEREST INCOME	874	825

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,728	1,697
Furniture and equipment expense	547	509
Other noninterest expense	927	1,051

TOTAL NONINTEREST EXPENSE	3,202	3,257

Income before income taxes	1,381	1,098
Provision for income taxes	496	397

NET INCOME	$885	$701

NET INCOME PER COMMON SHARE:
Basic	$0.44	$0.35
Diluted	$0.44	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,990,800	1,991,000
Diluted	2,002,819	1,997,202

The accompanying notes are an integral part of the consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2003	$2,500	$785	$31,347	$509	$(147)	$34,994
Comprehensive income:
Net income	—	—	701	—	—	701
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	247	—	247

Total comprehensive income	—	—	701	247	—	948

Cash dividends declared - $0.21 per share	—	—	(418)	—	—	(418)

Balance at March 31, 2004	2,500	785	31,630	756	(147)	35,524

Balance at December 31, 2004	2,500	785	32,650	6	(152)	35,789
Comprehensive income:
Net income	—	—	885	—	—	885
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(733)	—	(733)

Total comprehensive income	—	—	885	(733)	—	152

Cash dividends declared - $0.23 per share	—	—	(458)	—	—	(458)

Balance at March 31, 2005	$2,500	$785	$33,077	$(727)	$(152)	$35,483

The accompanying notes are an integral part of the consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$885	$701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	68	(26)
Depreciation and amortization	229	198
Securities (gains) losses	(10)	16
Amortization of securities premiums, net	49	81
Decrease in interest receivable and other assets	311	82
Increase (decrease) in interest payable and other liabilities	(85)	133

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,447	1,185

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(597)	(2,030)
Purchases of securities available for sale	(8,171)	(17,176)
Redemptions of Federal Home Loan Bank stock	354	10
Proceeds from maturities and calls of securities available for sale	3,390	9,489
Proceeds from sales of securities available for sale	1,013	1,982
Net (increase) decrease in loans	(5,654)	2,534
Acquisition of fixed assets	(78)	(964)

NET CASH USED BY INVESTING ACTIVITIES	(9,743)	(6,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	3,668	(2,594)
Net increase in time deposits	3,035	2,448
Net decrease in short-term borrowings	(2,311)	(4,256)
Cash dividends paid	(458)	(418)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,934	(4,820)

Net decrease in cash and cash equivalents	(4,362)	(9,790)
Cash and cash equivalents at beginning of period	17,016	19,578

Cash and cash equivalents at end of period	$12,654	$9,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$934	$774
Income taxes	71	150

The accompanying notes are an integral part of the consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three-month period ended March 31, 2005, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities are the components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2005 and 2004 is as follows:

	2005	2004
Unrealized (losses) gains on available for sale securities arising during the period	$(1,099)	$358
Reclassification adjustment for (gains) losses included in net income	(10)	16

Other comprehensive (loss) income before tax	(1,109)	374
Income tax benefit (expense) related to other comprehensive income	376	(127)

Other comprehensive (loss) income, net of tax	$(733)	$247

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005			2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$885,000	1,990,800	$0.44	$701,000	1,991,000	$0.35

Effect of dilutive securities – Stock options	0	12,019		0	6,202

Diluted EPS
Income available to common shareholders and assumed conversions	$885,000	2,002,819	$0.44	$701,000	1,997,202	$0.35

NOTE D – COMPENSATION PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2005, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 46 months. At March 31, 2005, 80,325 options were outstanding and options for 89,675 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2005, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 44 months. At March 31, 2005, 18,500 options were outstanding and options for 11,500 shares of common stock were reserved for future issuance for the Director Plan.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE D – COMPENSATION PLANS (Continued)

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Corporation has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the Corporation’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation’s net income and net income per share – basic and diluted would have been decreased to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$885,000	$881,000	$701,000	$695,000

Net income per share – basic and diluted	$0.44	$0.44	$0.35	$0.35

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

	March 31, 2005			December 31, 2004
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.43%	12.52%	8.27%	11.47%	12.58%	8.26%
First Century Bank, N.A.	11.00%	12.09%	7.95%	11.02%	12.13%	7.94%

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE G - INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2005:

(Dollars in thousands) Description of Security	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$721	$47,912	$329	$12,814
Federal agency mortgage-backed securities	48	3,031	113	3,568
Investments in equity securities carried at cost	—	—	—	—

Total securities available for sale	$769	$50,943	$442	$16,381

Securities held to maturity:
Municipal bonds	$22	$2,359	$133	$3,730

Total securities held to maturity	$22	$2,359	$133	$3,730

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

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE H – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,382,000 at March 31, 2005 and $5,201,000 at December 31, 2004. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $44,041,000 at March 31, 2005, and $42,038,000 at December 31, 2004, were comprised primarily of unfunded loan commitments.

NOTE I – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost as of March 31, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$60	$59	$4	$4
Interest cost	83	84	15	16
Expected return on plan assets	(114)	(117)	—
Amortization of transition amount	(9)	(12)	14	14
Amortization of prior service cost	(22)	(22)	—
Recognition of net actuarial loss (gain)	24	17	(6)	(8)

Net periodic benefit cost	$22	$9	$27	$26

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2004, the Corporation does not expect to contribute to its pension plan in 2005 and no contributions were made for the three month period ended March 31, 2005. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2005 for postretirement benefits. Approximately $18,000 in contributions were made for postretirement benefits for the three-month period ended March 31, 2005.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE J – RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123(R) was to be effective as of the beginning of the first interim period that began after June 15, 2005. In April of 2005, the U.S. Securities and Exchange Commission (“SEC”) announced that it would delay the effective date for financial statement compliance with SFAS No. 123(R) until the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We do not expect the adoption of the provisions of SFAS No. 123 (R) to have a significant impact on our financial condition, results of operations or liquidity.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R). SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Corporation will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. Management currently does not anticipate that the implementation of FIN47 will materially affect the Corporation’s consolidated financial position or consolidated results of operations.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2005

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

Other classified loans are categorized and allocated appropriate reserves. Loans more than 90 days past due that have not been considered in the aforementioned procedures are reserved for as management considers necessary in the circumstance. The remaining portfolio is classified as either consumer, commercial or residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in those categories. Additionally, concentrations of credit, collateral deficient loans, volume and trends in delinquencies, off-balance sheet credit risks, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2005

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

At December 31, 2004, the discount rate used to determine the present value of the pension obligation was reduced from 6.50% to 5.75%, resulting in an increase to the net periodic benefit cost for fiscal 2005 of approximately $52,000.

Three Months ended March 31, 2005

The Corporation attained net income of $885,000 during the first quarter of 2005, an increase of $184,000, or 26.2%, from net income of $701,000 during the first three-month period of 2004. The most significant component, net interest income, for the three-month period ended March 31, 2005 was $3,777,000, an increase of $273,000, or 7.8%, as compared to $3,504,000 for the first quarter of 2004. This increase demonstrated an improvement in interest income from loans as a result of increases in short-term interest rates and management’s efforts to maintain variable pricing in the loan portfolio. Net interest margins for the three months ended March 31, 2005 and 2004 were 3.97% and 3.89%, respectively.

Interest income for the three-month period ended March 31, 2005 increased to $4,771,000, or $444,000, from $4,327,000 for the first three-month period of 2004. Interest income reflected a weighted-average yield on earning assets of 5.45% for the quarter ended March 31, 2005, compared to 5.24% for the same three-month period in 2004. Average interest earning assets were $350,378,000 and $330,053,000 during the three months ended March 31, 2005 and 2004, respectively.

Interest expense increased to $994,000 for the quarter ended March 31, 2005, or $171,000, from $823,000 for the three-month period ended March 31, 2004. This reflected an average cost of funds of 1.34% and 1.16% respectively, for the three-month periods ended March 31, 2005 and 2004. Average interest-bearing liabilities were $297,039,000 and $283,654,000 during the three months ended March 31, 2005 and 2004, respectively.

The improved earnings of the Corporation were partially offset by an increase in the provision for loan losses. The provision for loan losses amounted to $68,000 for the three-month period ended March 31, 2005. Because of a significant recovery, the provision for loan losses was ($26,000) for the three-month period ended March 31, 2004. The 2005 provision more accurately reflects the Corporation’s expected performance.

Noninterest income, exclusive of securities gains and losses, was $864,000 for the three-month period ended March 31, 2005 and represented an increase of $23,000, or 2.7%, compared to $841,000 for the same period in 2004. This increase was primarily attributable to an increase in income from fiduciary activities resulting from enhanced pricing and growth in this line of business.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2005

Noninterest expense of $3,202,000 for the quarter ended March 31, 2005 represented a decrease of $55,000, or 1.7%, from $3,257,000 for the same period in 2004. Increases in personnel and premises expenses were offset by an 11.8%, or $124,000, reduction in other noninterest expense. This decrease was primarily attributable to not having the start-up costs associated with the opening of a new branch facility that occurred in 2004, and to efficiencies realized from improvements in the Corporation’s telecommunication equipment. Income taxes of $496,000 and $397,000 for the three-month periods ended March 31, 2005 and 2004, respectively, represented 35.9% and 36.1% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended March 31, 2005 and 2004 were $0.44 and $0.35, respectively. Earnings through March 31, 2005 reflect an annualized return on average assets (ROAA) of 0.93% compared to 0.78% for the period ended March 31, 2004. Also, these earnings reflect an annualized return on average equity (ROAE) of 9.89% and 7.92%, respectively, for the periods ending March 31, 2005 and 2004. Dividends for the first quarter of 2005 increased to $0.23 per share, or 9.5%, from $0.21 per share paid in the first quarter of 2004.

Financial Condition and Asset Quality

Total assets at March 31, 2005 were approximately $382,080,000 as compared to approximately $378,079,000 at December 31, 2004, an increase of $4,001,000, or 1.1%. The loan portfolio increased to $253,419,000 at March 31, 2005, or 2.3%, during this three-month period, from $247,808,000 at December 31, 2004. As the economy continues to show signs of improvement during the first quarter, loan demand has improved. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin as interest rates are beginning to increase. The investment portfolio increased approximately $2,863,000, or 3.0%, during this same period. Investment purchases were made to utilize excess liquidity as mid-term interest rates became more attractive relative to short-term interest rates for federal funds sold. Total deposits increased by $6,703,000 to $327,954,000 at March 31, 2005 from $321,251,000 at December 31, 2004. Deposits grew in both noninterest-bearing and interest-bearing categories as the Corporation began a more aggressive pricing strategy to attract deposits to fund the increasing loan demand. Also, management is pleased with the growth experienced at the newest location in Princeton, West Virginia, which celebrated its one-year anniversary during the first quarter of 2005. Management continues to evaluate opportunities to expand the Corporation’s footprint in contiguous markets in both Virginia and West Virginia.

The Corporation continues to evaluate and enhance its methodology for determining the adequacy of the allowance for loan losses. The Corporation periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of the Corporation’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. At March 31, 2005, the allowance for loan losses was $2,925,000, compared to $2,900,000 at December 31, 2004. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.17% at December 31, 2004, compared to 1.15% at March 31, 2005. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2005

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,382,000 at March 31, 2005 and $5,201,000 at December 31, 2004. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $44,014,000 at March 31, 2005, and $42,038,000 at December 31, 2004, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2005, the reserve for unfunded lending commitments was $24,000. Estimates may change at some point in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of the Corporation’s cash flows. The primary source of cash flows for the Corporation is operating activities. Operating activities provided $1,447,000 of liquidity for the three-month period ended March 31, 2005, compared to $1,185,000 for the same three months in 2004. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity for the Corporation comes from investing activities, principally the maturities of investment securities. Because of increasing interest rates, maturities and calls of investment securities decreased to $3,390,000 for the three-month period ended March 31, 2005, compared to $9,489,000 for the three-month period ended March 31, 2004. In both 2005 and 2004, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. As of March 31, 2005, the Corporation had approximately $56,734,000 of investment securities that mature within 36 months. Loan demand improved during the first quarter of 2005 with a net increase in loans of $5,654,000 for the first three months of 2005 following a decline of $2,534,000 for the same period in 2004.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2005, the Corporation had a maximum borrowing capacity exceeding $80,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At March 31, 2005, the Corporation owned $445,700 of stock in the Federal Home Loan Bank of Pittsburgh, and had borrowings of $400,000 outstanding in an overnight repurchase account. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of March 31, 2005, there were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Richmond.

Accounting, Legislative and Regulatory Matters

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123(R) was to be effective as of the beginning of the first interim period that began after June 15, 2005. In April of 2005, the U.S. Securities and Exchange Commission announced that it would delay the effective date for financial statement compliance with SFAS No. 123(R) until the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We do not expect the adoption of the provisions of SFAS No. 123 (R) to have a significant impact on our financial condition, results of operations or liquidity.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2005

Forward-looking Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Asset and Liability Management and Interest Rate Sensitivity” subsection of the Management’s Discussion and Analysis section contained in the Company’s 2004 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2004.

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

Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS.

(a.	)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 12, 2005