Form 10-Q
period 2005-06-30
FIRST CENTURY BANKSHARES INC
filed 2005-08-12
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 12, 2005, was 1,965,363 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,725	$9,974
Interest-bearing balances with banks	19	3,042
Federal funds sold	—	4,000
Securities available for sale: (cost approximated $84,180 at June 30, 2005, and $80,005 at December 31, 2004)	83,514	80,013
Securities held to maturity: (fair value approximated $13,462 at June 30, 2005 and $13,146 at December 31, 2004)	13,368	12,957
Federal Home Loan Bank and Federal Reserve Bank Stock	1,043	1,182
Loans	254,808	247,808
Less allowance for loan losses	2,914	2,900

Net loans	251,894	244,908
Premises and equipment	12,023	12,268
Real estate owned other than bank premises	112	112
Other assets	4,427	4,440
Goodwill	5,183	5,183

TOTAL ASSETS	$385,308	$378,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$51,166	$45,087
Interest-bearing	272,906	276,164

Total deposits	324,072	321,251
Federal funds purchased and securities sold under agreements to repurchase	18,826	16,007
Demand notes to U. S. Treasury and other liabilities for borrowed money	4,736	2,966
Other liabilities	1,877	2,066

TOTAL LIABILITIES	349,511	342,290

STOCKHOLDERS’ EQUITY
Common stock—par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,965,363 at June 30, 2005, and 1,990,800 at December 31, 2004	2,500	2,500
Paid-in capital	785	785
Retained earnings	33,688	32,650
Treasury stock, at cost; 34,637 shares at June 30, 2005, and 9,200 shares at December 31, 2004	(737)	(152)
Accumulated other comprehensive (loss) income, net of tax	(439)	6

TOTAL STOCKHOLDERS’ EQUITY	35,797	35,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,308	$378,079

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$4,155	$3,611	$8,012	$7,166
Interest on balances with banks	4	1	14	3
Interest and dividends from securities available for sale:
Taxable	771	654	1,522	1,280
Interest and dividends from securities held to maturity:
Taxable	17	20	35	37
Tax-exempt	112	120	223	240
Interest on federal funds sold	8	4	32	11

TOTAL INTEREST INCOME	5,067	4,410	9,838	8,737
INTEREST EXPENSE
Interest on time certificates of $100,000 or more	242	195	470	386
Interest on other deposits	795	625	1,508	1,244
Interest on federal funds purchased and securities sold under agreements to repurchase	70	13	122	26
Interest on other liabilities for borrowed money	10	7	11	7

TOTAL INTEREST EXPENSE	1,117	840	2,111	1,663

Net interest income	3,950	3,570	7,727	7,074
Provision for loan losses	38	39	106	13

Net interest income after provision for loan losses	3,912	3,531	7,621	7,061

NONINTEREST INCOME
Income from fiduciary activities	392	323	738	627
Other operating income	665	533	1,183	1,070
Securities gains (losses)	—	—	10	(16)

TOTAL NONINTEREST INCOME	1,057	856	1,931	1,681
NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,722	1,700	3,450	3,397
Premises and equipment expense	535	559	1,082	1,068
Other noninterest expense	1,102	1,103	2,029	2,154

TOTAL NONINTEREST EXPENSE	3,359	3,362	6,561	6,619

Income before income taxes	1,610	1,025	2,991	2,123
Provision for income taxes	547	325	1,043	722

NET INCOME	$1,063	$700	$1,948	$1,401

NET INCOME PER COMMON SHARE:
Basic	$0.54	$0.35	$0.98	$0.70
Diluted	$0.54	$0.35	$0.98	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,975,744	1,991,000	1,983,230	1,991,000
Diluted	1,985,821	1,996,399	1,994,278	1,996,800

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2003	$2,500	$785	$31,347	$509	$(147)	$34,994
Comprehensive income:
Net income	—	—	1,401	—	—	1,401
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(1,120)	—	(1,120)

Total comprehensive income	—	—	1,401	(1,120)	—	281

Cash dividends paid - $0.42 per share	—	—	(836)	—	—	(836)

Balance at June 30, 2004	$2,500	$785	$31,912	$(611)	$(147)	$34,439

Balance at December 31, 2004	$2,500	$785	$32,650	$6	$(152)	$35,789
Comprehensive income:
Net income	—	—	1,948	—	—	1,948
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(445)	—	(445)

Total comprehensive income	—	—	1,948	(445)	—	1,503

Purchase 25,937 treasury shares at $22.89 per share	—	—	—	—	(594)	(594)
Option exercises 500 shares	—	—	—	—	9	9
Cash dividends paid - $0.46 per share	—	—	(910)	—	—	(910)

Balance at June 30, 2005	$2,500	$785	$33,688	$(439)	$(737)	$35,797

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,948	$1,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	106	13
Depreciation and amortization	466	424
Securities (gains) losses	(10)	16
Amortization of securities premiums, net	88	171
Decrease in interest receivable and other assets	242	207
Decrease in interest payable and other liabilities	(189)	(77)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,651	2,155
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,366)	(2,030)
Purchases of securities available for sale	(10,160)	(26,416)
Redemptions (purchases) of Federal Home Loan Bank stock	139	(210)
Proceeds from maturities and calls of securities held to maturity	935	535
Proceeds from maturities and calls of securities available for sale	4,914	15,653
Proceeds from sales of securities available for sale	1,013	1,982
Net (increase) decrease in loans	(7,092)	1,219
Acquisition of fixed assets	(221)	(1,470)

NET CASH USED BY INVESTING ACTIVITIES	(11,838)	(10,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(90)	3,466
Net increase in time deposits	2,911	1,739
Net increase (decrease) in short-term borrowings	4,589	(2,914)
Cash received from stock option exercise	9	—
Purchase of treasury stock	(594)	—
Cash dividends paid	(910)	(836)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,915	1,455

Net decrease in cash and cash equivalents	(3,272)	(7,127)
Cash and cash equivalents at beginning of period	17,016	19,578

Cash and cash equivalents at end of period	$13,744	$12,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,995	$1,586
Income taxes	998	804

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and six-month periods ended June 30, 2005, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities are the only components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2005	2004	2005	2004
Unrealized holding gains (losses) arising during the period	$435	$(2,072)	$(664)	$(1,714)
Reclassification adjustment for (gains) losses included in net income	—	—	(10)	16

Other comprehensive income (loss) before tax	435	(2,072)	(674)	(1,698)
Income tax (expense) benefit related to other comprehensive income (loss)	(147)	705	229	578

Other comprehensive income (loss)	$288	$(1,367)	$(445)	$(1,120)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2005 and 2004:

	For the three months ended June 30,
	2005			2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,063,000	1,975,744	$0.54	$700,000	1,991,000	$0.35

Effect of dilutive securities –
Stock options (Note D)	0	10,077		0	5,399

Diluted EPS
Income available to common shareholders and assumed conversions	$1,063,000	1,985,821	$0.54	$700,000	1,996,399	$0.35

	For the six months ended June 30,
	2005			2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,948,000	1,983,230	$0.98	$1,401,000	1,991,000	$0.70

Effect of dilutive securities –
Stock options (Note D)	0	11,048		0	5,800

Diluted EPS
Income available to common shareholders and assumed conversions	$1,948,000	1,994,278	$0.98	$1,401,000	1,996,800	$0.70

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE D – COMPENSATION AND BENEFIT PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2005, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 43 months. At June 30, 2005, 80,325 options were outstanding and options for 89,675 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2005, no options were granted under the Director Plan. Options for 500 shares of common stock were exercised during the three-months ended June 30, 2005. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 41 months. At June 30, 2005, 18,000 options were outstanding and options for 12,000 shares of common stock were reserved for future issuance for the Director Plan.

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

	Three Months Ended June 30,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$1,063,000	$1,057,000	$700,000	$695,000

Net income per share – basic and diluted	$0.54	$0.53	$0.35	$0.35

	Six Months Ended June 30,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$1,948,000	$1,938,000	$1,401,000	$1,390,000

Net income per share – basic and diluted	$0.98	$0.97	$0.70	$0.70

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

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

	June 30, 2005			December 31, 2004
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.47%	12.56%	8.17%	11.47%	12.58%	8.26%
First Century Bank, N.A.	11.06%	12.15%	7.88%	11.02%	12.13%	7.94%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,531,000 at June 30, 2005 and $5,201,000 at December 31, 2004. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $40,999,000 at June 30, 2005, and $42,038,000 at December 31, 2004, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE H - INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2005:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$468	$48,158	$287	$13,855
Federal agency mortgage-backed securities	8	838	132	5,339

Total securities available for sale	$476	$48,996	$419	$19,194

Securities held to maturity:
Municipal bonds	$14	$1,421	$94	$3,763

Total securities held to maturity	$14	$1,421	$94	$3,763

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

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE I – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and six-month periods ended June 30, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$54	$58	$4	$4
Interest cost	83	84	15	16
Expected return on plan assets	(114)	(116)	—	—
Amortization of transition amount	(9)	(11)	14	14
Amortization of prior service cost	(23)	(23)	—	—
Recognition of net actuarial loss (gain)	24	17	(6)	(8)

Net periodic benefit cost	$15	$9	$27	$26

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$114	$117	$8	$8
Interest cost	166	168	30	32
Expected return on plan assets	(228)	(233)	—	—
Amortization of transition amount	(18)	(23)	28	28
Amortization of prior service cost	(45)	(45)	—	—
Recognition of net actuarial loss (gain)	48	34	(12)	(16)

Net periodic benefit cost	$37	$18	$54	$52

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2004, the Corporation does not expect to contribute to its pension plan in 2005 and no contributions were made for the six month period ended June 30, 2005. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2005 for postretirement benefits. Approximately $36,000 in contributions were made for postretirement benefits for the six-month period ended June 30, 2005.

NOTE J – RECENT ACCOUNTING DEVELOPMENTS

In July 2005, the Financial Accounting Standards Board (“FASB”) published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other maters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE J – RECENT ACCOUNTING DEVELOPMENTS (Continued)

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans of debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. We adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no effect on our financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions.’” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations, or liquidity.

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R). SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. We currently do not anticipate that the implementation of FIN47 will materially affect our consolidated financial position or consolidated results of operations.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE J – RECENT ACCOUNTING DEVELOPMENTS (Continued)

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as requre3d, and we do not believe the adoption will have a material effect of our consolidated financial position or consolidated results of operations.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2005

This narrative will assist you, the reader, in your analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the unaudited consolidated financial statements and the notes presented elsewhere in this report. We are not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Corporation, except as discussed herein. We are also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

Critical Accounting Policies

Our accounting policies are an integral part to understanding the results reported. Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the financial services industry. The most complex accounting policies require our best judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value obtained by the use of assumptions that involve significant uncertainty at the time of estimation. In some instances we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities, resulting in either a beneficial or adverse impact on our financial results. The following is a brief description of our current accounting policies involving significant management valuation judgments and estimates.

Allowance for Loan Losses

We maintain, through the provision expense, an allowance for loan losses that we believe to be adequate to absorb probable credit losses inherent in the portfolio. We continue to enhance the methodology and procedures for determining the adequacy of the allowance for loan losses. The procedures that we use entail preparation of a loan watch list and assigning each loan a classification. For those individually significant loans where it is determined that it is not probable that the borrower will make all payments in accordance with the original loan agreement, we perform an impairment analysis. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan.

Other classified loans are categorized and allocated appropriate reserves. We also reserve for other loans more than 90 days past due that have not been considered in the aforementioned procedures. The remaining portfolio is segregated into consumer, commercial and residential real estate loans, and the historical net charge off percentage of each category is applied to the current amount outstanding in those categories. Additionally, concentrations of credit, collateral deficient loans, volume and trends in delinquencies, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.

Pensions

We have a defined benefit pension plan covering substantially all employees with at least six months of service who are at least 21½ years of age. Pension expense is determined by an actuarial valuation, and it is based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. We review these assumptions with the plan actuaries and modify them as necessary to reflect current market conditions as well as anticipated long-term market conditions.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2005

At December 31, 2004, the discount rate used to determine the present value of the pension obligation was reduced from 6.50% to 5.75%, resulting in an increase to the net periodic benefit cost for fiscal 2005 of approximately $52,000.

Results of Operations for Three Months ended June 30, 2005

We attained net income of $1,063,000 during the second quarter of 2005, an increase of $363,000, or 51.9%, from net income of $700,000 during the second three-month period of 2004. The most significant component, net interest income, for the three-month period ended June 30, 2005 was $3,950,000, an increase of $380,000, or 10.6%, as compared to $3,570,000 for the second quarter of 2004. This increase demonstrated an improvement in interest income from loans as a result of increases in short-term interest rates and management’s efforts to maintain variable pricing in the loan portfolio. Net interest margins for the three months ended June 30, 2005 and 2004 were 4.10% and 3.89%, respectively.

Interest income for the three-month period ended June 30, 2005 increased 14.9%, or $657,000, to $5,067,000, from $4,410,000 for the second three-month period of 2004. Interest income reflected a weighted-average yield on earning assets of 5.73% for the quarter ended June 30, 2005, compared to 5.26% for the same three-month period in 2004. Average interest earning assets were $353,823,000 and $335,505,000 during the three months ended June 30, 2005 and 2004, respectively.

Interest expense increased to $1,117,000 for the quarter ended June 30, 2005, or $277,000, from $840,000 for the three-month period ended June 30, 2004. This reflected an average cost of funds of 1.50% and 1.16% respectively, for the three-month periods ended June 30, 2005 and 2004. Average interest bearing liabilities were $297,028,000 and $289,221,000 during the three months ended June 30, 2005 and 2004, respectively.

The provisions for loan losses amounted to $38,000 and $39,000 for the three-month periods ended June 30, 2005 and 2004, respectively. The decreased provision resulted primarily from a reduction in charge-offs as we continue to enhance loan administration and credit quality.

Noninterest income, exclusive of securities gains and losses, was $1,057,000 for the three-month period ended June 30, 2005 and represented an increase of $201,000, or 23.5%, compared to $856,000 for the same period in 2004. This increase was attributable to increased service charges on deposit accounts from implementing a new overdraft protection program, as well as an increase in income from fiduciary activities related to the collection of estate fees.

Noninterest expense of $3,359,000 for the quarter ended June 30, 2005 represented a small decrease of $3,000, from $3,362,000 for the same period in 2004. Income taxes of $547,000 and $325,000 for the three-month periods ended June 30, 2005 and 2004, respectively, represented 34.0% and 31.7% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended June 30, 2005 and 2004 were $0.54 and $0.35, respectively. Earnings through June 30, 2005 reflect an annualized return on average assets (ROAA) of 1.10% compared to 0.76% for the period ended June 30, 2004. Also, these earnings reflect an annualized return on average equity (ROAE) of 11.90% and 7.99%, respectively, for the periods ending June 30, 2005 and 2004. Dividends for the second quarter of 2005 increased 9.5% to $0.23 per share from $0.21 per share paid for the second quarter of 2004.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2005

Results of Operations for Six Months ended June 30, 2005

We attained net income of $1,948,000 for the first six months of 2005, representing an increase of $547,000, or 39.0%, from the comparable 2004 level of $1,401,000. The most significant component, net interest income, amounted to $7,727,000 for the six-month period ended June 30, 2005, an increase of $653,000, or 9.2%, as compared to $7,074,000 for the first six months of 2004. Again, this reflects the impact of rising short-term interest rates on the variable repricing nature of our loan portfolio and the overall increase in earning assets. Net interest margins for the six months ended June 30, 2005 and 2004 were 4.04% and 3.89%, respectively.

Interest income for the six-month period ended June 30, 2005 was $9,838,000, an increase of $1,101,000, or 12.6%, from $8,737,000 for the six-month period ended June 30, 2004. Interest income reflected a weighted-average yield on earning assets of 5.59% for the six-month period ended June 30, 2005, compared to 5.25% for the same six-month period in 2004. Average interest earning assets were $352,101,000 and $332,779,000 during the six months ended June 30, 2005 and 2004, respectively.

Interest expense was $2,111,000 for the six-month period ended June 30, 2005, or an increase of $448,000, from $1,663,000 for the same period in 2004. This reflected an average cost of funds of 1.42% and 1.16%, respectively, for the six-month periods ended June 30, 2005 and 2004. Average interest bearing liabilities were $297,034,000 and $286,438,000 during the six months ended June 30, 2005 and 2004, respectively.

We continue to work diligently to enhance the quality of the loan portfolio. The provision for loan losses was $106,000 for the six months ended June 30, 2005. The provision for loan losses for the same period in 2004 was only $13,000 but this included the effects of a single recovery of approximately $90,000 during the period. Management anticipates loan losses will continue to compare favorably to peers during the remainder of 2005; however, a slowing of the recovery in the local economy, which may or may not occur, could result in increased credit deterioration beyond expectations.

Noninterest income exclusive of securities gains and losses of $1,921,000 for the six-month period ended June 30, 2005 represented an increase of $224,000, or 13.2%, compared to $1,697,000 for the same period in 2004. This improvement was primarily attributable to increased service charges on deposit accounts and fiduciary fees. We also had net realized gains on the sales of securities of $10,000 in the 2005 period, as compared to $16,000 in losses realized in the same period in 2004.

Noninterest expenses amounted to $6,561,000 for the six months ended June 30, 2005, a decrease of $58,000, or 0.9%, from $6,619,000 for the same period in 2004. Again, we believe this demonstrates our effort to maintain operating cost increases within the rate of inflation. Income taxes of $1,043,000 and $722,000 for the six-month periods ended June 30, 2005 and 2004, respectively, represented 34.9% and 34.0% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the six-month periods ended June 30, 2005 and 2004 were $0.98 and $0.70, respectively. Earnings through June 30, 2005 reflect an annualized return on average assets (ROAA) of 1.02% compared to 0.77% for the six-month period ended June 30, 2004. Also, these earnings reflect an annualized return on average equity (ROAE) of 10.89% and 7.96%, respectively, for the periods ending June 30, 2005 and 2004. Dividends paid through the second quarter of 2005 increased 9.5% to $0.46 per share from $0.42 per share for the six-month period ended June 30, 2004.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2005

Financial Condition and Asset Quality

Total assets at June 30, 2005 were approximately $385,308,000 as compared to approximately $378,079,000 at December 31, 2004, or an increase of $7,229,000, or 1.9%. The loan portfolio increased 2.8% during this six-month period to $254,808,000 at June 30, 2005, from $247,808,000 at December 31, 2004. As the economy continued to show signs of improvement during the first half of 2005, loan demand increased. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin as interest rates increase. The investment portfolio increased approximately $3,912,000, or 4.2%, during this same period. Investment purchases were made to utilize excess liquidity because of the very low interest earning potential of federal funds sold. Total deposits increased by $2,821,000 to $324,072,000 at June 30, 2005 from $321,251,000 at December 31, 2004. Noninterest-bearing deposits increased by $6,079,000, or 13.5%, which we believe to be seasonal funds from some of our larger customers. Interest-bearing deposits decreased $3,258,000, or 1.18%, during this same period.

We continue to place emphasis on enhancing our methodology in determining the adequacy of the allowance for loan losses. We periodically evaluate the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. At June 30, 2005, the allowance for loan losses was $2,914,000, as compared to $2,900,000 at December 31, 2004. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.17% at December 31, 2004, compared to 1.14% at June 30, 2005, reflecting continued improvement in credit quality. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $5,531,000 at June 30, 2005 and $5,201,000 at December 31, 2004. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $40,999,000 at June 30, 2005, and $42,038,000 at December 31, 2004, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At June 30, 2005, the reserve for unfunded lending commitments was $40,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2005

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $2,651,000 of liquidity for the six-month period ended June 30, 2005, compared to $2,155,000 for the same six months in 2004. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Because of increasing interest rates, maturities and calls of investment securities decreased to $5,849,000 for the six-month period ended June 30, 2005, compared to $16,188,000 for the six-month period ended June 30, 2004. In both 2005 and 2004, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. As of June 30, 2005, we had approximately $61,527,000 of investment securities that mature within 36 months. With improving loan demand there was a net increase in loans of $7,092,000 for the first six months of 2005 following a decrease of $1,219,000 for the same period in 2004.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2005, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At June 30, 2005, we owned $660,100 of stock, and had borrowings of $4,710,000 outstanding in an overnight repurchase account. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of June 30, 2005, we also had federal funds purchased of $2,800,000 from The Bankers Bank, Atlanta, GA, for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of June 30, 2005.

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

FIRST CENTURY BANKSHARES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of June 30, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005, were effective.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2005, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The nature of the business of the Corporation’s banking subsidiary ordinarily results in a certain amount of litigation. The subsidiary of the Corporation is involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Corporation.

In June, 2005, a putative class action, Photos, Etc. Corporation v. Providian Financial Corporation et al., was filed in the United States District Court for the District Court of Connecticut on behalf of retailers in several states naming the Corporation and its subsidiary, First Century Bank, N.A., VISA, Master Card and various other defendants. The lawsuit alleges anti-trust violations including price fixing, collusion and conspiracy in the setting of interchange fees and the “tying” of products and services. The Corporation and First Century Bank, N.A. have not yet been served with the complaint.

First Century believes that it has meritorious defenses with respect to this case and intends to defend the case vigorously. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on either the consolidated financial position of the Company or the Company’s result of operations in any future reporting period.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended June 30, 2005.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1-30, 2005	4,847	$23.44	4,847	25,953
May 1-31, 2005	20,090	$22.76	20,090	25,863
June 1-30, 2005	1,000	$22.75	1,000	24,863

Total	25,937	$22.89	25,937

The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors to allow for the purchase of up to 40,000 shares on February 15, 2005, and was amended again on May 24, 2005 to allow for the purchase of up to 60,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 19, 2005. Total outstanding shares were 1,990,800 at April 19, 2005. Matters brought before the stockholders and the voting results are as follows:

(1) To elect thirteen (13) nominees for director to serve for a term of one year.

Nominee	Shares For	Shares Against	Abstentions
Paul Cole, Jr.	1,633,023	9,785	—
Eustace Frederick	1,631,771	11,037	—
B. L. Jackson, Jr.	1,634,571	8,237	—
Robert M. Jones, Jr., M.D.	1,637,571	5,237	—
Marshall S. Miller	1,631,771	11,037	—
Charles A. Peters	1,630,371	12,437	—
John H. Shott	1,634,571	8,237	—
Scott H. Shott	1,634,571	8,237	—
Walter L. Sowers	1,634,571	8,237	—
Wm. Chandler Swope	1,624,651	18,157	—
J. Brookins Taylor, M.D.	1,636,456	6,352	—
Frank W. Wilkinson	1,633,756	9,052	—
R. W. Wilkinson	1,633,756	9,052	—

FIRST CENTURY BANKSHARES, INC.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

(2) To ratify the selection of PricewaterhouseCoopers, LLP to serve as independent auditors for the registrant for the year ending December 31, 2005. Shares for: 1,635,729; Shares against: 7,079; Abstentions: 0.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

(a)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(Registrant)	First Century Bankshares, Inc.

	By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

	Date:	August 12, 2005