Form 10-Q
period 2005-09-30
FIRST CENTURY BANKSHARES INC
filed 2005-11-10
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s $1.25 par value common stock,

as of November 10, 2005, was 1,958,273 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,461	$9,974
Interest-bearing balances with banks	866	3,042
Federal funds sold	1,000	4,000
Securities available for sale: (cost approximated $83,582 at September 30, 2005, and $80,005 at December 31, 2004)	82,198	80,013
Securities held to maturity: (fair value approximated $13,200 at September 30, 2005 and $13,146 at December 31, 2004)	13,160	12,957
Federal Home Loan Bank and Federal Reserve Bank Stock	889	1,182
Loans	253,614	247,808
Less allowance for loan losses	2,643	2,900

Net loans	250,971	244,908
Premises and equipment	11,947	12,268
Real estate owned other than bank premises	157	112
Other assets	4,157	4,440
Goodwill	5,183	5,183

TOTAL ASSETS	$381,989	$378,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$48,746	$45,087
Interest-bearing	282,165	276,164

Total deposits	330,911	321,251
Federal funds purchased and securities sold under agreements to repurchase	13,083	16,007
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	2,966
Other liabilities	2,258	2,066

TOTAL LIABILITIES	346,278	342,290

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25 Shares authorized: 10,000,000 Shares issued: 2,000,000 Shares outstanding: 1,958,273 at September 30, 2005, and 1,990,800 at December 31, 2004	2,500	2,500
Paid-in capital	785	785
Retained earnings	34,238	32,650
Treasury stock, at cost; 41,727 shares at September 30, 2005, and 9,200 shares at December 31, 2004	(899)	(152)
Accumulated other comprehensive (loss) income, net of tax	(913)	6

TOTAL STOCKHOLDERS’ EQUITY	35,711	35,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,989	$378,079

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$4,254	$3,653	$12,266	$10,819
Interest on balances with banks	9	5	23	8
Interest and dividends from securities available for sale:
Taxable	752	669	2,274	1,949
Interest and dividends from securities held to maturity:
Taxable	15	18	50	55
Tax-exempt	114	111	337	351
Interest on federal funds sold	29	10	61	21

TOTAL INTEREST INCOME	5,173	4,466	15,011	13,203

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	291	206	761	592
Interest on other deposits	934	658	2,442	1,902
Interest on federal funds purchased and securities sold under agreements to repurchase	91	19	213	45
Interest on other liabilities for borrowed money	13	2	24	9

TOTAL INTEREST EXPENSE	1,329	885	3,440	2,548

Net interest income	3,844	3,581	11,571	10,655
Provision for loan losses	180	53	286	66

Net interest income after provision for loan losses	3,664	3,528	11,285	10,589

NONINTEREST INCOME
Income from fiduciary activities	321	328	1,059	955
Other operating income	809	584	1,992	1,654
Securities gains (losses)	—	—	10	(16)

TOTAL NONINTEREST INCOME	1,130	912	3,061	2,593

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,599	1,901	5,049	5,298
Premises and equipment expense	534	529	1,616	1,597
Other noninterest expense	1,093	924	3,122	3,078

TOTAL NONINTEREST EXPENSE	3,226	3,354	9,787	9,973

Income before income taxes	1,568	1,086	4,559	3,209
Provision for income taxes	548	371	1,591	1,093

NET INCOME	$1,020	$715	$2,968	$2,116

NET INCOME PER COMMON SHARE:
Basic	$0.52	$0.36	$1.50	$1.06
Diluted	$0.52	$0.36	$1.49	$1.06
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,964,557	1,991,000	1,976,937	1,991,000
Diluted	1,975,559	1,998,098	1,987,969	1,997,234

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2003	$2,500	$785	$31,347	$509	$(147)	$34,994
Comprehensive income:

Net income	—	—	2,116	—	—	2,116
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(294)	—	(294)

Total comprehensive income	—	—	2,116	(294)	—	1,822
Cash dividends paid - $0.63 per share	—	—	(1,255)	—	—	(1,255)

Balance at September 30, 2004	$2,500	$785	$32,208	$215	$(147)	$35,561

Balance at December 31, 2004	$2,500	$785	$32,650	$6	$(152)	$35,789
Comprehensive income:

Net income	—	—	2,968	—	—	2,968
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(919)	—	(919)

Total comprehensive income	—	—	2,968	(919)	—	2,049
Purchase 33,027 treasury shares at $22.89 per share	—	—	—	—	(756)	(756)
Option exercises 500 shares	—	—	—	—	9	9
Cash dividends paid - $0.70 per share	—	—	(1,380)	—	—	(1,380)

Balance at September 30, 2005	$2,500	$785	$34,238	$(913)	$(899)	$35,711

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,968	$2,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	286	66
Depreciation and amortization	706	647
Securities (gains) losses	(10)	16
Amortization of securities premiums, net	108	233
Decrease in interest receivable and other assets	753	425
Increase in interest payable and other liabilities	195	197

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,006	3,700

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,366)	(2,332)
Purchases of securities available for sale	(15,147)	(36,620)
Redemptions of Federal Home Loan Bank stock	293	54
Proceeds from maturities and calls of securities held to maturity	1,135	1,685
Proceeds from maturities and calls of securities available for sale	10,487	21,997
Proceeds from sales of securities available for sale	1,013	1,982
Net increase in loans	(6,394)	(1,758)
Acquisition of fixed assets	(385)	(1,541)

NET CASH USED BY INVESTING ACTIVITIES	(10,364)	(16,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(2,974)	4,062
Net increase in time deposits	12,634	5,646
Net decrease in short-term borrowings	(5,864)	(3,025)
Cash received from stock option exercise	9	—
Purchase of treasury stock	(756)	—
Cash dividends paid	(1,380)	(1,255)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,669	5,428

Net decrease in cash and cash equivalents	(3,689)	(7,405)
Cash and cash equivalents at beginning of period	17,016	19,578

Cash and cash equivalents at end of period	$13,327	$12,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,267	$2,436
Income taxes	1,530	1,059

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and nine-month periods ended September 30, 2005, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities are the only components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2005	2004	2005	2004
Unrealized holding gains (losses) arising during the period	$(718)	$1,252	$(1,382)	$(462)
Reclassification adjustment for (gains) losses included in net income	—	—	(10)	16

Other comprehensive income (loss) before tax	(718)	1,252	(1,392)	(446)
Income tax (expense) benefit related to other comprehensive income (loss)	244	(426)	473	152

Other comprehensive income (loss)	$(474)	$826	$(919)	$(294)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and nine-month periods ended September 30, 2005 and 2004:

	For the three months ended September 30,
	2005			2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,020,000	1,964,557	$0.52	$715,000	1,991,000	$0.36

Effect of dilutive securities – Stock options (Note D)	0	11,002		0	7,098

Diluted EPS
Income available to common shareholders and assumed conversions	$1,020,000	1,975,559	$0.52	$715,000	1,998,098	$0.36

	For the nine months ended September 30,
	2005			2004
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$2,968,000	1,976,937	$1.50	$2,056,000	1,991,000	$1.06

Effect of dilutive securities – Stock options (Note D)	0	11,032		0	6,234

Diluted EPS
Income available to common shareholders and assumed conversions	$2,968,000	1,987,969	$1.49	$2,056,000	1,997,234	$1.06

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE D – COMPENSATION AND BENEFIT PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the nine months ended September 30, 2005, no options were granted under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 40 months. At September 30, 2005, 80,325 options were outstanding and options for 89,675 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the nine months ended September 30, 2005, no options were granted under the Director Plan. Options for 500 shares of common stock were exercised during the nine-months ended September 30, 2005. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 38 months. At September 30, 2005, 18,000 options were outstanding and options for 12,000 shares of common stock were reserved for future issuance for the Director Plan.

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

	Three Months Ended September 30,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$1,020,000	$1,016,000	$715,000	$710,000

Net income per share – basic	$0.52	$0.52	$0.36	$0.36

Net income per share – diluted	$0.52	$0.51	$0.36	$0.36

	Nine Months Ended September 30,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$2,968,000	$2,954,000	$2,116,000	$2,101,000

Net income per share – basic	$1.50	$1.49	$1.06	$1.06

Net income per share – diluted	$1.49	$1.49	$1.06	$1.06

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

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

	September 30, 2005			December 31, 2004
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.79%	12.79%	8.25%	11.47%	12.58%	8.26%
First Century Bank, N.A.	11.34%	12.35%	7.94%	11.02%	12.13%	7.94%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,703,000 at September 30, 2005 and $5,201,000 at December 31, 2004. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $51,831,000 at September 30, 2005, and $42,038,000 at December 31, 2004, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE H - INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at September 30, 2005:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$871	$56,666	$364	$15,778
Federal agency mortgage-backed securities	18	962	163	4,622

Total securities available for sale	$889	$57,628	$527	$20,400

Securities held to maturity:
Municipal bonds	$52	$2,300	$54	$3,864

Total securities held to maturity	$52	$2,300	$54	$3,864

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

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE I – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and nine-month periods ended September 30, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$57	$59	$4	$4
Interest cost	83	83	15	16
Expected return on plan assets	(113)	(117)	—	—
Amortization of transition amount	(10)	(11)	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	24	17	(6)	(8)

Net periodic benefit cost	$19	$9	$27	$26

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost	$171	$176	$12	$12
Interest cost	249	251	45	48
Expected return on plan assets	(341)	(350)	—	—
Amortization of transition amount	(28)	(34)	42	42
Amortization of prior service cost	(67)	(67)	—	—
Recognition of net actuarial loss (gain)	72	51	(18)	(24)

Net periodic benefit cost	$56	$27	$81	$78

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2004, the Corporation does not expect to contribute to its pension plan in 2005 and no contributions were made for the nine-month period ended September 30, 2005. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2005 for postretirement benefits. Approximately $54,000 in contributions were made for postretirement benefits for the nine-month period ended September 30, 2005.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2005

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

Pensions

We have a defined benefit pension plan covering substantially all employees with at least nine months of service who are at least 20 1/2 years of age. Pension expense is determined by an actuarial valuation, and it is based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. We review these assumptions with the plan actuaries and modify them as necessary to reflect current market conditions as well as anticipated long-term market conditions.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2005

At December 31, 2004, the discount rate used to determine the present value of the pension obligation was reduced from 6.50% to 5.75%, resulting in an increase to the net periodic benefit cost for fiscal 2005 of approximately $52,000.

Results of Operations for Three Months ended September 30, 2005

We attained net income of $1,020,000 during the third quarter of 2005, an increase of $305,000, or 42.7%, from net income of $715,000 during the third three-month period of 2004. The most significant component, net interest income, for the three-month period ended September 30, 2005 was $3,844,000, an increase of $263,000, or 7.3%, as compared to $3,581,000 for the third quarter of 2004. This increase demonstrated an improvement in interest income from loans as a result of increases in short-term interest rates and management’s efforts to maintain variable pricing in the loan portfolio. Net interest margins for the three months ended September 30, 2005 and 2004 were 3.98% and 3.87%, respectively.

Interest income for the three-month period ended September 30, 2005 increased 15.8%, or $707,000, to $5,173,000, from $4,466,000 for the third quarter of 2004. Interest income reflected a weighted-average yield on earning assets of 5.82% for the quarter ended September 30, 2005, compared to 5.27% for the same three-month period in 2004. Average interest earning assets were $355,643,000 and $338,763,000 during the three months ended September 30, 2005 and 2004, respectively.

Interest expense increased $444,000, or 50.2%, to $1,329,000 for the quarter ended September 30, 2005, from $885,000 for the three-month period ended September 30, 2004. This increase was due to the increasing cost of deposits repricing from historically low levels. This reflected an average cost of funds of 1.78% and 1.22% respectively, for the three-month periods ended September 30, 2005 and 2004. Average interest bearing liabilities were $298,112,000 and $290,800,000 during the three months ended September 30, 2005 and 2004, respectively.

The provisions for loan losses amounted to $180,000 and $53,000 for the three-month periods ended September 30, 2005 and 2004, respectively. The increased provision resulted primarily from the deterioration of one large commercial lending relationship.

Noninterest income, exclusive of securities gains and losses, was $1,130,000 for the three-month period ended September 30, 2005 and represented an increase of $218,000, or 23.9%, compared to $912,000 for the same period in 2004. This increase was attributable to increased service charges on deposit accounts from implementing a new overdraft protection program.

Noninterest expense of $3,226,000 for the quarter ended September 30, 2005 represented a decrease of $128,000, or 3.8%, from $3,354,000 for the same period in 2004. The largest decrease was in salaries and other employee benefits. In 2004, there was an additional charge for pension expense. Additional details are given with Results of Operations for Nine Months Ended September 30, 2005. Income taxes of $548,000 and $371,000 for the three-month periods ended September 30, 2005 and 2004, respectively, represented 34.9% and 34.2% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended September 30, 2005 and 2004 were $0.52 and $0.36, respectively. Earnings through September 30, 2005 reflect an annualized return on average assets (ROAA) of 1.06% compared to 0.77% for the period ended September 30, 2004. Also, these earnings reflect an annualized return on average equity (ROAE) of 11.37% and 8.11%, respectively, for the periods ending September 30, 2005 and 2004. Dividends for the third quarter of 2005 increased 14.3% to $0.24 per share from $0.21 per share paid for the third quarter of 2004.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2005

Results of Operations for Nine Months ended September 30, 2005

We attained net income of $2,968,000 for the first nine months of 2005, representing an increase of $852,000, or 40.3%, from the comparable 2004 level of $2,116,000. The most significant component, net interest income, amounted to $11,571,000 for the nine-month period ended September 30, 2005, an increase of $916,000, or 8.6%, as compared to $10,655,000 for the first nine months of 2004. Again, this reflects the impact of rising short-term interest rates on our variable loan portfolio and the overall increase in earning assets. Net interest margins for the nine months ended September 30, 2005 and 2004 were 4.02% and 3.89%, respectively.

Interest income for the nine-month period ended September 30, 2005 increased $1,808,000, or 13.7%, to $15,011,000, from $13,203,000 for the nine-month period ended September 30, 2004. Interest income reflected a weighted-average yield on earning assets of 5.67% for the nine-month period ended September 30, 2005, compared to 5.26% for the same nine-month period in 2004. Average interest earning assets were $353,281,000 and $334,774,000 during the nine months ended September 30, 2005 and 2004, respectively.

Interest expense increased $892,000, or 35.0%, to $3,440,000 for the nine-month period ended September 30, 2005, from $2,548,000 for the same period in 2004. This reflected an average cost of funds of 1.54% and 1.18%, respectively, for the nine-month periods ended September 30, 2005 and 2004. Average interest bearing liabilities were $297,393,000 and $287,892,000 during the nine months ended September 30, 2005 and 2004, respectively.

We continue to work diligently to enhance the quality of the loan portfolio. The provision for loan losses was $286,000 for the nine months ended September 30, 2005. The provision for loan losses for the same period in 2004 was only $66,000, but this included the effects of a single recovery of approximately $90,000 during the period. Provision expense for the nine months ended September 30, 2005 included $184,000 resulting from the deterioration of one large commercial lending relationship. Management anticipates loan losses will continue to compare favorably to 2004 during the remainder of 2005; however, a slowing of the recovery in the local economy, which may or may not occur, could result in increased credit deterioration beyond expectations.

Noninterest income exclusive of securities gains and losses of $3,051,000 for the nine-month period ended September 30, 2005 represented an increase of $442,000, or 16.9%, compared to $2,609,000 for the same period in 2004. This improvement was primarily attributable to increased service charges on deposit accounts and fiduciary fees. We also had net realized gains on the sales of securities of $10,000 in the 2005 period, as compared to $16,000 in losses realized in the same period in 2004.

Noninterest expenses amounted to $9,787,000 for the nine months ended September 30, 2005, a decrease of $186,000, or 1.9%, from $9,973,000 for the same period in 2004. Pension plan distributions triggering loss recognition under SFAS No. 88 resulted in settlement charges of $323,000 for the nine month period ended September 30, 2004. We were not required to make any SFAS No. 88 charges in 2005, resulting in most of the improvement in noninterest expense over 2004. Income taxes of $1,591,000 and $1,093,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, represented 34.9% and 34.1% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the nine-month period ended September 30, 2005 were $1.50 and $1.49, respectively. Earnings per weighted-average common share, and per diluted share, for the nine-month period ended September 30, 2004 were both $1.06. Earnings through September 30, 2005 reflect an annualized return on average assets (ROAA) of 1.03% compared to 0.77% for the nine-month period ended September 30, 2004. Also, these earnings reflect an annualized return on average equity (ROAE) of 11.05% and 8.01%, respectively, for the periods ending September 30, 2005 and 2004. Dividends paid through the third quarter of 2005 increased 11.1% to $0.70 per share from $0.63 per share for the nine-month period ended September 30, 2004.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2005

Financial Condition and Asset Quality

Total assets at September 30, 2005 increased $3,910,000, or 1.0% to $381,989,000 as compared to approximately $378,079,000 at December 31, 2004. The loan portfolio increased 2.3% during this nine-month period to $253,614,000 at September 30, 2005, from $247,808,000 at December 31, 2004. As the economy continued to show signs of improvement during the first half of 2005, loan demand increased. However, management continues to adhere to its policy of not extending long-term fixed rate financing in this low interest rate environment. By investing short-term, management believes it is better positioned to manage the interest margin as interest rates increase. The investment portfolio increased approximately $2,095,000, or 2.2%, during this same period. Total deposits increased by $9,660,000, or 3.0%, to $330,911,000 at September 30, 2005 from $321,251,000 at December 31, 2004. Noninterest-bearing deposits increased by $3,659,000, or 8.1%, which we believe to be seasonal funds from some of our larger customers. Interest-bearing deposits increased $6,001,000, or 2.2%, during this same period resulting from a successful deposit generation campaign, initiated to replace other borrowings and to support loan growth.

We continue to place emphasis on enhancing our methodology in determining the adequacy of the allowance for loan losses. We periodically evaluate the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. At September 30, 2005, the allowance for loan losses was $2,643,000, as compared to $2,900,000 at December 31, 2004. This resulted in the ratio of the allowance for loan losses to total loans decreasing from 1.17% at December 31, 2004, compared to 1.04% at September 30, 2005, reflecting continued improvement in credit quality. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,703,000 at September 30, 2005 and $5,201,000 at December 31, 2004. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $51,831,000 at September 30, 2005, and $42,038,000 at December 31, 2004, were comprised primarily of unfunded loan commitments. These commitments increased approximately $10,600,000 with the implementation of the new overdraft protection program in 2005. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At September 30, 2005, the reserve for unfunded lending commitments was $40,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2005

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $5,006,000 of liquidity for the nine-month period ended September 30, 2005, compared to $3,700,000 for the same nine months in 2004. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Because of increasing interest rates, maturities and calls of investment securities decreased to $11,622,000 for the nine-month period ended September 30, 2005, compared to $23,682,000 for the nine-month period ended September 30, 2004. In both 2005 and 2004, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. As of September 30, 2005, we had approximately $61,947,000 of investment securities that mature within 36 months. With improving loan demand there was a net increase in loans of $6,394,000 for the first nine months of 2005 compared to an increase of $1,758,000 for the same period in 2004.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of September 30, 2005, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At September 30, 2005, we owned $506,000 of stock, and had no borrowings outstanding with the Federal Home Loan Bank. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of September 30, 2005, we also had available a federal funds purchased line of $6,000,000 from The Bankers Bank, Atlanta, GA, for short-term liquidity needs with no outstanding balance. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of September 30, 2005.

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

FIRST CENTURY BANKSHARES, INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of September 30, 2005, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2005, were effective.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2005, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended September 30, 2005.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
July 1-31, 2005	—	—	—	24,863
August 1-31, 2005	—	—	—	24,863
September 1-30, 2005	7,090	$22.75	7,090	17,773

Total	7,090	$22.75	7,090

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

(a)	None

(b)	None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit
3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)

3(b)	Restated Articles of Incorporation (2)

3(c)	Amended and Restated By-laws of the Company (3)

11.	Statement regarding computation of per share earnings (4)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005
(4)	These statements are included in Note C in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date: November 10, 2005