Form 10-K
period 2005-12-31
FIRST CENTURY BANKSHARES INC
filed 2006-03-17
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $33,408,552.

The number of shares outstanding of the registrant’s common stock as of March 11, 2006, was 1,958,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2005 are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 18, 2006 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

FIRST CENTURY BANKSHARES, INC.

First Century Bankshares, Inc. (“Corporation”, “Company” or “Registrant”), formerly Pocahontas Bankshares Corporation, was organized under the laws of West Virginia in 1983 at the direction of the Board of Directors of The First National Bank of Bluefield (“Bluefield”). On March 1, 1984, the effective date of the corporate reorganization, the shareholders of Bluefield became the shareholders of the Corporation, and Bluefield became a wholly-owned subsidiary of the Corporation. On March 11, 1988, the Registrant acquired control of the Bank of Oceana, Oceana, WV (“Oceana”). On May 24, 1991, the Registrant formed First Century Bank, Roanoke, Virginia. During 1993, the main office of First Century Bank was redesignated to Wytheville, Virginia. Effective November 28, 1994, the merger of Bank of Oceana into The First National Bank of Bluefield was completed and the name of the resulting entity was changed to First Century Bank, National Association (“FCBNA”), with its main office in Bluefield, West Virginia. Effective May 7, 1999, First Century Bank was merged into FCBNA.

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

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by FCBNA. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 15 of the Notes to the Consolidated Financial Statements in the Registrant’s 2005 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates eleven additional branches in Mercer, Raleigh, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2005, FCBNA had 160 full-time employees and 13 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

FUTURE ACQUISITIONS AND EXPANSION

The Registrant may from time to time consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the registrant will evaluate the potential of offering new financial services allowed under the Act. During 2005, the Corporation announced plans to open a new branch facility in Beckley, West Virginia. This office was opened in January 2006 as a temporary facility while a permanent location is being constructed. The Registrant’s current strategic plan calls for continued expansion through de novo branching in new markets beyond the existing service area.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Act contains a number of provisions that dramatically change the reporting and corporate governance obligations of public companies and their directors and officers. The Act also created new and enhanced criminal and civil liability provisions related to securities fraud. In order to comply with certain provisions of the Act, the Corporation has taken steps to enhance its controls over financial reporting and disclosures including, but not limited to, the formation of a disclosure review committee that will be utilized to evaluate the accuracy and completeness of the Corporation’s reporting to the U.S. Securities and Exchange Commission and to shareholders of the Corporation.

The Corporation is a financial holding company under the Bank Holding Company Act of 1956 (“BHCA”), as amended, and is regulated by the Federal Reserve. As a financial holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Corporation and each subsidiary. The Bank Holding Company Act requires every financial holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that financial holding company.

In addition to having the right to acquire ownership and control of other banks, the Corporation is authorized to acquire ownership and control of non-banking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and thus are permissible activities for financial holding companies, subject to the approval by the Federal Reserve in individual cases.

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

As of December 31, 2005, the regulatory capital ratios of the Corporation and FCBNA are set forth in the table in Note 15 of the notes of the accompanying consolidated financial statements.

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

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 22 of the accompanying 2005 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

ITEM 1A. RISK FACTORS

The Company is susceptible to any number of risk factors at any given point that may affect the market price of the Company’s common stock. These risks stem from any number of areas, including: economic environment, litigation environment and regulatory environment. Some of the specific risk factors include:

Downturn in the local economies may adversely affect its business

The Corporation’s business is concentrated in the southern West Virginia and southwestern Virginia market areas. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. A prolonged period of economic recession or other adverse economic conditions in one or both of these areas could have a negative impact on the Corporation. The Corporation can provide no assurance that conditions in its market area economies will not deteriorate in the future and that such a deterioration would not have a material adverse effect.

Dividend payments can be restricted

The declaration and payment of future cash dividends will depend on, among other things, the Corporation’s earnings, the general economic and regulatory climate, liquidity and capital requirements, and other factors deemed relevant by the Corporation’s board of directors. Federal Reserve Board policy limits the payment of cash dividends by bank holding companies, without regulatory approval, and requires that a holding company serve as a source of strength to its banking subsidiaries. The Corporation’s principal source of funds to pay dividends on its common stock is cash dividends from its banking subsidiary, FCBNA. The payment of these dividends by FCBNA is also restricted by federal and state banking laws and regulations.

Future government regulation could hinder future performance

Federal banking laws limit the manner in which the Corporation operates. Management cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. Management also cannot predict how any of these changes would adversely affect the Corporation’s business.

The monetary policies of the federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, affect the Corporation’s ability to attract deposits and extend loans. The Corporation cannot predict either the nature or timing of any changes in these monetary policies and economic conditions, including the Federal Reserve Board’s interest rate policies, or their impact on the Corporation’s financial performance.

Lack of liquidity in the market for the Corporation’s common stock can hinder performance

The Corporation’s common stock is quoted on the NASD OTC Bulletin Board with quotes provided by a limited number of market makers. With approximately 500 shareholders of record, trading is infrequent. Management cannot predict whether, or the extent to which, the inactivity in the Corporation’s common stock has a negative impact on the share price.

There are no assurances as to adequacy of the allowance for credit losses

The Corporation believes that its allowance for credit losses is maintained at a level adequate to absorb any probable losses in its loan portfolio given the current information known to management. These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events, so ultimate losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond its control, the Corporation’s actual loan losses could increase significantly. As a result, such losses could exceed the current allowance estimates. The Corporation can provide no assurance that its allowance is sufficient to cover actual loan losses should such losses differ substantially from our current estimates.

Changes in interest rates may adversely affect the Corporation’s business

The Corporation’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income earned on loans and other assets that earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Board of Governors of the Federal Reserve System or otherwise beyond those which are contemplated by the Corporation’s interest rate risk model and policy could have an effect on net interest income. For more information concerning the Corporation’s interest rate risk model and policy, see the Asset and Liability Management and Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16; and Note 14 of the Notes to Consolidated Financial Statements of the accompanying 2005 Annual Report to Stockholders, and is incorporated by reference in this Form 10-K annual report as Exhibit 13.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. There are twelve properties owned or leased by FCBNA consisting of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries. Nine of these offices are owned and three are leased.

ITEM 3. LEGAL PROCEEDINGS

Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There	were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No established public market presently exists for the common stock of the Registrant. Quotations may be obtained through the OTC Bulletin Board under the trading symbol FCBS. Management does not expect that a more active trading market will develop in the near future for the common stock of the Registrant.

Page 20 of the 2005 Annual Report to Stockholders (incorporated herein by reference) describes further the information for the market, stockholders, and dividends. The payment of dividends is subject to the restrictions described in Note 15 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock after the conclusion of each calendar quarter. At December 31, 2005, management was authorized under the Company’s stock repurchase program to repurchase 17,773 shares. There were no share repurchases during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data required by this item is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 22 of the Registrant’s 2005 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 22 of the accompanying 2005 Annual Report to Stockholders is incorporated by reference in this Form 10-K annual report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found on page 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 of the Notes to Consolidated Financial Statements of the accompanying 2005 Annual Report to Stockholders which is incorporated by reference in this Form 10-K annual report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16; and Note 14 of the Notes to Consolidated Financial Statements of the accompanying 2005 Annual Report to Stockholders, and is incorporated by reference in this Form 10-K annual report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent registered public accounting firm for the years ended December 31, 2005, 2004, and 2003, which are included in the Corporation’s 2005 Annual Report to Stockholders (Exhibit 13), are incorporated herein by reference.

The reports of the independent registered public accounting firms, Brown, Edwards & Company, L.L.P., Bluefield, West Virginia, on page 49, and PricewaterhouseCoopers, LLP, Greensboro, North Carolina, on page 50 of the Registrant’s 2005 Annual Report to Stockholders, reflect unqualified opinions on the 2005 and 2004 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005.

Reference to 2005 Annual Report

Consolidated Statements of Financial Condition	Page 23

Consolidated Statements of Income	Page 24

Consolidated Statements of Changes in Stockholders’ Equity	Page 25

Consolidated Statements of Cash Flows	Page 26

Notes to Consolidated Financial Statements	Pages 27 -48

Reports of Independent Registered Public Accounting Firms	Pages 49 -50

The supplementary financial information required by this item is set forth in Note 17 of “Notes to Consolidated Financial Statements” on Page 48 of the Corporation’s 2005 Annual Report to Stockholders (Exhibit 13), incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2005, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2005 were effective.

Changes in internal controls over financial reporting:

There were no changes in our internal control over financial reporting during the fourth quarter for the year ending December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 17, 2006 (which is not later than 120 days after December 31, 2005, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “CURRENT DIRECTORS AND NOMINEES FOR DIRECTORS WITH TERMS EXPIRING IN 2007” on pages 9-10, “IDENTIFICATION OF EXECUTIVE OFFICERS” on page 25, “Family Relationships” on page 8, “The Audit and Compliance Committee” on page 4, the “Nominating Committee and the Nomination Process” on pages 4-6, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 3, and “Corporate Governance” on page 7 in our 2006 Proxy Statement and is incorporated herein by reference to such proxy statement.

A copy of the Code of Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 17, 2006, (which is not later than 120 days after December 31, 2005, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “COMPENSATION OF NAMED EXECUTIVE OFFICERS” on pages 19-20, “INFORMATION REGARDING LONG-TERM INCENTIVE COMPENSATION FOR FISCAL YEAR 2005” on page 21, “PENSION PLAN TABLE” on page 22, “SUMMARY OF COMPENSATION AGREEMENTS” on page 23, “PERFORMANCE GRAPH” on page 24, “Fees and Benefit Plans for Directors” on page 6 and “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” on pages 14-18 in our 2006 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 17, 2006, (which is not later than 120 days after December 31, 2005, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “PRINCIPAL STOCKHOLDERS” on page 26, “Security Ownership of Directors and Officers” on page 8, and “CURRENT DIRECTORS AND NOMINEES FOR DIRECTORS WITH TERMS EXPIRING IN 2007” on pages 9-10 in our 2006 Proxy Statement is incorporated herein by reference to such proxy statement. The information required by this item pertaining to securities authorized for issuance under equity compensation plans is contained in Note 10 of the Notes to Consolidated Financial Statements of the accompanying 2005 Annual Report to Stockholders which is incorporated by reference in this Form 10-K annual report as Exhibit 13. All equity compensation plans have been previously approved by stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 17, 2006, (which is not later than 120 days after December 31, 2005, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Related Transactions” on page 6 in our 2006 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accountants fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 17, 2006, (which is not later than 120 days after December 31, 2005, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firms” on page 13 in our 2006 Proxy Statement and is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

See Item 8 on Page 10 of this document for a listing of all Financial Statements, Report of Independent Registered Public Accounting Firm, and Supplementary Data.

2. Financial Statement Schedules.

All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits Required by Item 601 of Regulation S-K.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number		Description of Exhibit
3.		Articles of Incorporation and Bylaws

	3(a)	Articles of Amendment to Articles of Incorporation (1)

	3(b)	Restated Articles of Incorporation (2)

	3(c)	Amended and Restated By-laws of the Company (3)

10.		Material Contracts

	10(a)	Sample agreement pertaining to a split-dollar life insurance arrangement between FCBNA and Messrs. Satterfield, Kennett and Albert(4)

	10(b)	Employment agreement between the Corporation and Byron K. Satterfield(5)

	10(c)	Amendment to employee agreement between the Corporation and Byron K. Satterfield(6)

11.		Statement regarding computation of per share earnings(7)

13.		Annual report to security holders.

14.		Sample Officer’s Code of Ethics

21.		Subsidiaries of the registrant(8)

31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 2001
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 2004
(7)	These statements are included in Note 9 in the notes to the consolidated financial statements which are incorporated herein by reference.
(8)	This disclosure is included in Note 1 in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting & Financial Officer)

DATE: March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ B. L. Jackson	Date:	March 17, 2006
B. L. Jackson, Jr., Chairman of the Board and Director

BY:	/s/ R. W. Wilkinson	Date:	March 17, 2006
R. W. Wilkinson, President & Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Charles A. Peters	Date:	March 17, 2006
Charles A. Peters, Director

BY:	/s/ Paul Cole, Jr.	Date:	March 17, 2006
Paul Cole, Jr., Director

BY:	/s/ Eustace Frederick	Date:	March 17, 2006
Eustace Frederick, Director

BY:		Date:
Robert M. Jones, Jr., M.D., Vice Chairman of the Board and Director

BY:		Date:
Marshall S. Miller, Director

BY:	/s/ John H. Shott	Date:	March 17, 2006
John H. Shott, Director

BY:		Date:
Scott H. Shott, Director

BY:	/s/ Walter L. Sowers	Date:	March 17, 2006
Walter L. Sowers, Director

BY:	/s/ Wm. Chandler Swope	Date:	March 17, 2006
Wm. Chandler Swope, Director

BY:	/s/ J. Brookins Taylor	Date:	March 17, 2006
J. Brookins Taylor, M. D., Director

BY:	/s/ Frank W. Wilkinson	Date:	March 17, 2006
Frank W. Wilkinson, Secretary and Director