Form 10-Q
period 2006-03-31
FIRST CENTURY BANKSHARES INC
filed 2006-05-12
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 10, 2006, was 1,956,208 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars	in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,063	$14,293
Interest-bearing balances with banks	95	6
Securities available for sale: (cost approximated $84,458 at March 31, 2006, and $86,484 at December 31, 2005)	82,509	84,788
Securities held to maturity: (fair value approximated $13,591 at March 31, 2006 and $13,143 at December 31, 2005)	13,750	13,217
Federal Home Loan Bank and Federal Reserve Bank Stock	1,017	1,096
Loans	262,375	257,732
Less allowance for loan losses	2,661	2,661

Net loans	259,714	255,071
Premises and equipment	12,491	11,816
Real estate owned other than bank premises	294	316
Other assets	4,956	5,003
Goodwill	5,183	5,183

TOTAL ASSETS	$393,072	$390,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$47,385	$50,645
Interest-bearing	291,254	282,146

Total deposits	338,639	332,791
Federal funds purchased and securities sold under agreements to repurchase	13,478	13,856
Demand notes to U. S. Treasury and other liabilities for borrowed money	2,226	5,826
Other liabilities	2,489	2,363

TOTAL LIABILITIES	356,832	354,836

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25 Shares authorized: 10,000,000 Shares issued: 2,000,000 Shares outstanding: 1,956,438 at March 31, 2006, and 1,958,273 at December 31, 2005	2,500	2,500
Paid-in capital	785	785
Retained earnings	35,184	34,686
Treasury stock, at cost; 43,562 shares at March 31, 2006, and 41,727 shares at December 31, 2005	(943)	(899)
Accumulated other comprehensive (loss) income, net of tax	(1,286)	(1,119)

TOTAL STOCKHOLDERS’ EQUITY	36,240	35,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$393,072	$390,789

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,552	$3,857
Interest on balances with banks	8	10
Interest and dividends from securities available for sale:
Taxable	804	751
Interest and dividends from securities held to maturity:
Taxable	15	18
Tax-exempt	112	111
Interest on federal funds sold	31	24

TOTAL INTEREST INCOME	5,522	4,771

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	343	228
Interest on other deposits	1,112	713
Interest on federal funds purchased and securities sold under agreements to repurchase	110	52
Interest on other liabilities for borrowed money	13	1

TOTAL INTEREST EXPENSE	1,578	994

Net interest income	3,944	3,777
Provision for loan losses	43	68

Net interest income after provision for loan losses	3,901	3,709

NONINTEREST INCOME
Income from fiduciary activities	395	346
Other operating income	724	518
Securities gains (losses)	(26)	10

TOTAL NONINTEREST INCOME	1,093	874

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,791	1,728
Furniture and equipment expense	598	547
Other noninterest expense	1,078	927

TOTAL NONINTEREST EXPENSE	3,467	3,202

Income before income taxes	1,527	1,381
Provision for income taxes	540	496

NET INCOME	$987	$885

NET INCOME PER COMMON SHARE:
Basic	$0.50	$0.44
Diluted	$0.50	$0.44
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,957,967	1,990,800
Diluted	1,968,345	2,002,819

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2004	$2,500	$785	$32,650	$6	$(152)	$35,789
Comprehensive income:
Net income	—	—	885	—	—	885
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(733)	—	(733)

Total comprehensive income	—	—	885	(733)	—	152

Cash dividends declared - $0.23 per share	—	—	(458)	—	—	(458)

Balance at March 31, 2005	$2,500	$785	$33,077	$(727)	$(152)	$35,483

Balance at December 31, 2005	$2,500	$785	$34,686	$(1,119)	$(899)	$35,953
Comprehensive income:
Net income	—	—	987	—	—	987
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(167)	—	(167)

Total comprehensive income	—	—	987	(167)	—	820

Purchase 1,900 treasury shares at $24.00 per share	—	—	—	—	(45)	(45)
Option exercises 65 shares	—	—	—	—	1	1
Cash dividends paid - $0.25 per share	—	—	(489)	—	—	(489)

Balance at March 31, 2006	$2,500	$785	$35,184	$(1,286)	$(943)	$36,240

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$987	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43	68
Depreciation and amortization	243	229
Securities (gains) losses	26	(10)
Amortization (accretion) of securities premiums (discounts), net	(1)	49
Decrease in interest receivable and other assets	155	311
Increase (decrease) in interest payable and other liabilities	126	(85)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,579	1,447

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(791)	(597)
Purchases of securities available for sale	(4,320)	(8,171)
Redemptions of Federal Home Loan Bank stock	79	354
Proceeds from maturities and calls of securities held to maturity	250	—
Proceeds from maturities and calls of securities available for sale	2,354	3,390
Proceeds from sales of securities available for sale	3,975	1,013
Net increase in loans	(4,686)	(5,654)
Acquisition of fixed assets	(918)	(78)

NET CASH USED BY INVESTING ACTIVITIES	(4,057)	(9,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	(1,975)	3,668
Net increase in time deposits	7,823	3,035
Net decrease in short-term borrowings	(3,978)	(2,311)
Cash received from stock option exercise	1	—
Purchase of treasury stock	(45)	—
Cash dividends paid	(489)	(458)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,337	3,934

Net decrease in cash and cash equivalents	(1,141)	(4,362)
Cash and cash equivalents at beginning of period	14,299	17,016

Cash and cash equivalents at end of period	$13,158	$12,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,509	$934
Income taxes	44	71

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three-month period ended March 31, 2006, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities are the only components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Unrealized holding gains (losses) arising during the period	$(279)	$(1,099)
Reclassification adjustment for (gains) losses included in net income	26	(10)

Other comprehensive income (loss) before tax	(253)	(1,109)
Income tax (expense) benefit related to other comprehensive income (loss)	86	376

Other comprehensive income (loss)	$(167)	$(733)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006			2005
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$987,000	1,957,967	$0.50	$885,000	1,990,800	$0.44

Effect of dilutive securities – Stock options	—	10,378		—	12,019

Diluted EPS
Income available to common shareholders and assumed conversions	$987,000	1,968,345	$0.50	$885,000	2,002,819	$0.44

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE D – COMPENSATION AND BENEFIT PLANS

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2006, no options were granted under the Officer Plan. Options for 65 shares of common stock were exercised during the three-months ended March 31, 2006. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 34 months. At March 31, 2006, 79,760 options were outstanding and options for 90,240 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2006, no options were granted under the Director Plan. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 32 months. At March 31, 2006, 18,000 options were outstanding and options for 12,000 shares of common stock were reserved for future issuance for the Director Plan.

On January 1, 2006, the Corporation adopted SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Issued for Employees.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the Corporation reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

The Corporation transitioned to SFAS No. 123R using the modified prospective application method (“modified prospective application”). As permitted under modified prospective application, as it is applicable to the Corporation, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for non-vested awards that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R, adjusted for estimated forfeitures. The recognition of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures reported by the Corporation for periods prior to January 1, 2006. Results for prior periods have not been restated.

The fair value of the Corporation’s employee stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Because the Corporation’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options at the time of grant.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE D – COMPENSATION AND BENEFIT PLANS (Continued)

The Corporation did not issue any options during the three months ended March 31, 2006. For the first quarter of 2006, $4,000 in compensation cost related to the Corporation’s employee stock option plan was recorded in net income. As of March 31, 2006, $25,000 in unrecognized compensation costs remained to be recognized over a weighted-average period of 1.3 years. There is no tax benefit to disclose for incentive stock options.

The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

	Three Months Ended March 31, 2005
	As Reported	Pro Forma Expense	Pro Forma
Net income	$885,000	$(4,000)	$881,000

Net income per share – basic	$0.44	$—	$0.44

Net income per share – diluted	$0.44	$—	$0.44

A summary of the Corporation’s stock option activity and related information is presented below for the three months ended March 31, 2006.

	2006
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1,	80,325	$19.26
Granted	—	—
Exercised	65	18.00
Forfeited	500	18.00

Outstanding, March 31,	79,760	$19.26

Exercisable, March 31,	65,760	$19.53

Director stock options:
Outstanding, January 1,	18,000	$19.50
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31,	18,000	$19.50

Exercisable, March 31,	18,000	$19.50

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2006

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

	March 31, 2006			December 31, 2005
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.62%	12.59%	8.38%	11.57%	12.55%	8.37%
First Century Bank, N.A.	11.21%	12.18%	8.08%	11.14%	12.12%	8.06%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,335,000 at March 31, 2006 and $4,612,000 at December 31, 2005. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $68,066,000 at March 31, 2006, and $56,404,000 at December 31, 2005, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE H - INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2006:

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands) Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$351	$16,688	$1,309	$50,326
Federal agency mortgage-backed securities	85	6,444	206	4,948
Other debt securities	2	1,998	—	—

Total securities available for sale	$438	$25,130	$1,515	$55,274

Securities held to maturity:
Municipal bonds	$36	$3,383	$179	$5,094

Total securities held to maturity	$36	$3,383	$179	$5,094

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

OTHER DEBT SECURITIES. The unrealized losses on the Corporation’s other debt securities were caused by increases in market interest rates. The contractual cash flows of these investments are guaranteed by the issuer corporation, all of which are in the financial services sector. It is expected that the securities would not be settled at a price materially less than the amortized cost of the Corporation’s investment.

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE I – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$60	$60	$4	$4
Interest cost	87	83	14	15
Expected return on plan assets	(123)	(114)	—	—
Amortization of transition amount	—	(9)	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	25	24	(6)	(6)

Net periodic benefit cost	$27	$22	$26	$27

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2005, the Corporation does not expect to contribute to its pension plan in 2006 and no contributions were made for the three-month period ended March 31, 2006. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2006 for postretirement benefits. Approximately $15,000 and $18,000 in contributions were made for postretirement benefits for the three-month periods ended March 31, 2006 and 2005, respectively.

NOTE J - NEW ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Corporation on January 1, 2007 and is not expected to have a material impact on the Corporation’s consolidated financial statements.

In February 2006, the FASB issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Corporation on January 1, 2007 and is not expected to have a material impact on the Corporation’s consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE J – NEW ACCOUNTING STANDARDS (Continued)

In June 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 did not have a material impact on the Corporation’s consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2006

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

Critical Accounting Policies

Our accounting policies are an integral part to understanding the results reported. Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the financial services industry. The most complex accounting policies require our best judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value obtained by the use of assumptions that involve significant uncertainty at the time of estimation. In some instances, we use a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities, resulting in either a beneficial or an adverse impact on our financial results. The following is a brief description of our current accounting policies involving significant management valuation judgments and estimates.

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

Other classified loans are categorized and allocated appropriate reserves. We also reserve for other loans more than 90 days past due that were not considered in the aforementioned procedures. We segregate the remaining portfolio into consumer, commercial and residential real estate loans, and apply the historical net charge off percentage of each category to the current amount outstanding in those categories. Additionally, concentrations of credit, collateral deficient loans, volume and trends in delinquencies, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff are given consideration.

Pensions

We have a defined benefit pension plan covering substantially all employees with at least nine months of service who are at least 20 1/2 years of age. Pension expense is determined by an actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. We review these assumptions with the plan actuaries and modify them as necessary to reflect current market conditions as well as anticipated long-term market conditions.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2006

Results of Operations for Three Months ended March 31, 2006

We attained net income of $987,000 for the first three months of 2006, representing an increase of $102,000, or 11.5%, from the comparable 2005 level of $885,000. The most significant component, net interest income, amounted to $3,944,000 for the three-month period ended March 31, 2006, an increase of $167,000, or 4.4%, as compared to $3,777,000 for the first three months of 2005. Again, this reflects the impact of rising short-term interest rates on the variable repricing nature of our loan portfolio and the overall increase in earning assets. Net interest margins for the three months ended March 31, 2006 and 2005 were 4.04% and 3.97%, respectively.

Interest income for the three-month period ended March 31, 2006 increased $751,000, or 15.7%, to $5,522,000, from $4,771,000 for the three-month period ended March 31, 2005. Interest income reflected a weighted-average yield on earning assets of 6.14% for the three-month period ended March 31, 2006, compared to 5.45% for the same three-month period in 2005. Average interest-earning assets were $360,040,000 and $350,378,000 during the three months ended March 31, 2006 and 2005, respectively.

Interest expense increased $584,000, or 58.8%, to $1,578,000 for the three-month period ended March 31, 2006, from $994,000 for the same period in 2005. This reflected an average cost of funds of 2.08% and 1.34%, respectively, for the three-month periods ended March 31, 2006 and 2005. Average interest-bearing liabilities were $303,653,000 and $297,039,000 during the three months ended March 31, 2006 and 2005, respectively.

We continue to work diligently to enhance the quality of the loan portfolio. The provision for loan losses was $43,000 for the three months ended March 31, 2006. This was a decrease of $25,000, or 36.8%, from $68,000 for the same period in 2005. Management anticipates loan losses will continue to compare favorably during the remainder of 2006; however, a slowing of the recovery in the local economy, which may or may not occur, could result in increased credit deterioration beyond expectations.

Noninterest income exclusive of securities gains and losses of $1,119,000 for the three-month period ended March 31, 2006 represented an increase of $255,000, or 29.5%, compared to $864,000 for the same period in 2005. This improvement was primarily attributable to increased service charges on deposit accounts and fiduciary fees. We also had net realized losses on sales of securities of $26,000 in the 2006 period, as compared to $10,000 in gains realized in the same period in 2005.

Noninterest expenses amounted to $3,467,000 for the three months ended March 31, 2006, an increase of $265,000, or 8.3%, from $3,202,000 for the same period in 2005. Other noninterest expense increased 16.3% primarily due to increased costs for data processing, supplies and marketing related expenses. Income taxes of $540,000 and $496,000 for the three-month periods ended March 31, 2006 and 2005, respectively, represented 35.4% and 35.9% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended March 31, 2006 and 2005 were $0.50 and $0.44, respectively. Earnings through March 31, 2006 reflect an annualized return on average assets (ROAA) of 1.01% compared to 0.93% for the three-month period ended March 31, 2005. In addition, these earnings reflect an annualized return on average equity (ROAE) of 10.88% and 9.89%, respectively, for the periods ending March 31, 2006 and 2005. Dividends paid through the first quarter of 2006 increased 8.7% to $0.25 per share from $0.23 per share for the three-month period ended March 31, 2005.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2006

Financial Condition and Asset Quality

Total assets at March 31, 2006 increased $2,283,000 or 0.6% to $393,072,000 as compared to $390,789,000 at December 31, 2005. The loan portfolio increased 1.8% during this three-month period to $262,375,000 at March 31, 2006, from $257,732,000 at December 31, 2005. We continue to seek lending opportunities in the local markets we serve. We have also developed opportunities to diversify the loan portfolio with participations acquired from several community banks throughout Virginia. However, we continue to adhere to our policy of not extending long-term fixed rate financing as part of our overall asset/liability management strategy. The investment portfolio decreased approximately $1,825,000, or 1.8%, during this same period. Total deposits increased by $5,848,000, or 1.8%, to $338,639,000 at March 31, 2006 from $332,791,000 at December 31, 2005. Noninterest-bearing deposits decreased by $3,260,000, or 6.4%, which we believe to be seasonal funds from some of our larger customers. Interest-bearing deposits increased $9,108,000, or 3.2%, during this same period resulting from a successful deposit generation campaign, initiated to replace other borrowings and to support loan growth.

We continue to place emphasis on enhancing our methodology in determining the adequacy of the allowance for loan losses. We periodically evaluate the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Additionally, with the increasing interest rate environment and the variable rate nature of many of our commercial loans, we are monitoring the impact of these increases on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,661,000 at both March 31, 2006, and December 31, 2005. This resulted in the ratio of the allowance for loan losses to total loans decreasing slightly from 1.03% at December 31, 2005, compared to 1.01% at March 31, 2006, reflecting continued improvement in credit quality with an overall increase in total loans. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,335,000 at March 31, 2006 and $4,612,000 at December 31, 2005. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $68,066,000 at March 31, 2006, and $56,404,000 at December 31, 2005, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2006, the reserve for unfunded lending commitments was $54,000, compared to $47,000 at December 31, 2005. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2006

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $1,579,000 of liquidity for the three-month period ended March 31, 2006, compared to $1,447,000 for the same three months in 2005. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization, and further adjusted by changes in other assets and liabilities. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Because of increasing interest rates, maturities and calls of investment securities decreased to $2,604,000 for the three-month period ended March 31, 2006, compared to $3,390,000 for the three-month period ended March 31, 2005. In both 2006 and 2005, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. Proceeds from sales of securities available-for-sale contributed $3,975,000 and $1,013,000 in the first quarter of 2006 and 2005, respectively. As of March 31, 2006, we had approximately $62,689,000 of investment securities that mature within 36 months. Loan demand was relatively consistent with a net increase in loans of $4,686,000, or 1.8%, for the first three months of 2006 compared to an increase of $5,654,000 for the same period in 2005.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2006, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At March 31, 2006, we owned $634,000 of FHLB stock, and had $2,200,000 outstanding in an overnight repurchase account with the Federal Home Loan Bank. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its borrowing member’s qualifying assets. As of March 31, 2006, we also had available a federal funds line of $8,600,000 from The Bankers Bank, Atlanta, GA, for short-term liquidity needs with no outstanding balance. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of March 31, 2006.

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

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Asset and Liability Management and Interest Rate Sensitivity” subsection of the Management’s Discussion and Analysis section contained in the Company’s 2005 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of March 31, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006, were effective.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended March 31, 2006, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to the Corporation’s risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended March 31, 2006.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
January 1-31, 2006	—	—	—	17,773
February 1-28, 2006	—	—	—	17,773
March 1-31, 2006	1,900	$24.00	1,900	15,873

Total	1,900	$24.00	1,900

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

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	May 12, 2006