Form 10-Q
period 2006-06-30
FIRST CENTURY BANKSHARES INC
filed 2006-08-10
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 10, 2006, was 1,957,708 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$12,363	$14,293
Interest-bearing balances with banks	31	6
Securities available for sale: (cost approximated $81,900 at June 30, 2006, and $86,484 at December 31, 2005)	79,556	84,788
Securities held to maturity: (fair value approximated $13,330 at June 30, 2006 and $13,143 at December 31, 2005)	13,578	13,217
Federal Home Loan Bank and Federal Reserve Bank Stock	1,273	1,096
Loans	276,615	257,732
Less allowance for loan losses	2,641	2,661

Net loans	273,974	255,071
Premises and equipment	12,459	11,816
Real estate owned other than bank premises	507	316
Other assets	5,232	5,003
Goodwill	5,183	5,183

TOTAL ASSETS	$404,156	$390,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$44,982	$50,645
Interest-bearing	295,354	282,146

Total deposits	340,336	332,791
Federal funds purchased and securities sold under agreements to repurchase	17,224	13,856
Other short-term borrowings	7,706	5,826
Other liabilities	2,236	2,363

TOTAL LIABILITIES	367,502	354,836

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,957,708 at June 30, 2006, and 1,958,273 at December 31, 2005	2,500	2,500
Paid-in capital	795	785
Retained earnings	35,842	34,686
Treasury stock, at cost; 42,292 shares at June 30, 2006, and 41,727 shares at December 31, 2005	(936)	(899)
Accumulated other comprehensive (loss) income, net of tax	(1,547)	(1,119)

TOTAL STOCKHOLDERS’ EQUITY	36,654	35,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,156	$390,789

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,899	$4,155	$9,451	$8,012
Interest on balances with banks	5	4	13	14
Interest and dividends from securities available for sale:
Taxable	841	771	1,645	1,522
Interest and dividends from securities held to maturity:
Taxable	15	17	30	35
Tax-exempt	118	112	230	223
Interest on federal funds sold	7	8	38	32

TOTAL INTEREST INCOME	5,885	5,067	11,407	9,838

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	375	242	718	470
Interest on other deposits	1,281	795	2,393	1,508
Interest on federal funds purchased and securities sold under agreements to repurchase	136	70	246	122
Interest on other liabilities for borrowed money	25	10	38	11

TOTAL INTEREST EXPENSE	1,817	1,117	3,395	2,111

Net interest income	4,068	3,950	8,012	7,727
Provision for loan losses	48	38	91	106

Net interest income after provision for loan losses	4,020	3,912	7,921	7,621

NONINTEREST INCOME
Income from fiduciary activities	430	392	825	738
Other operating income	776	665	1,500	1,183
Securities gains (losses)	(32)	—	(58)	10

TOTAL NONINTEREST INCOME	1,174	1,057	2,267	1,931

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,709	1,722	3,500	3,450
Premises and equipment expense	581	535	1,179	1,082
Other noninterest expense	1,134	1,102	2,212	2,029

TOTAL NONINTEREST EXPENSE	3,424	3,359	6,891	6,561

Income before income taxes	1,770	1,610	3,297	2,991
Provision for income taxes	622	547	1,162	1,043

NET INCOME	$1,148	$1,063	$2,135	$1,948

NET INCOME PER COMMON SHARE:
Basic	$0.59	$0.54	$1.09	$0.98
Diluted	$0.58	$0.54	$1.08	$0.98
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,958,064	1,975,744	1,958,016	1,983,230
Diluted	1,969,214	1,985,821	1,969,004	1,994,278

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2004	$2,500	$785	$32,650	$6	$(152)	$35,789
Comprehensive income:
Net income	—	—	1,948	—	—	1,948
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(445)	—	(445)

Total comprehensive income	—	—	1,948	(445)	—	1,503

Purchase 25,937 treasury shares at $22.89 per share	—	—	—	—	(594)	(594)
Option exercises 500 shares	—	—	—	—	9	9
Cash dividends paid - $0.46 per share	—	—	(910)	—	—	(910)

Balance at June 30, 2005	$2,500	$785	$33,688	$(439)	$(737)	$35,797

Balance at December 31, 2005	$2,500	$785	$34,686	$(1,119)	$(899)	$35,953
Comprehensive income:
Net income	—	—	2,135	—	—	2,135
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(428)	—	(428)

Total comprehensive income	—	—	2,135	(428)	—	1,707

Purchase 3,630 treasury shares at $24.00 per share	—	—	—	—	(87)	(87)
Option exercises 3,065 shares	—	10	—	—	50	60
Cash dividends paid - $0.50 per share	—	—	(979)	—	—	(979)

Balance at June 30, 2006	$2,500	$795	$35,842	$(1,547)	$(936)	$36,654

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,135	$1,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	91	106
Depreciation and amortization	488	466
Securities (gains) losses	58	(10)
(Accretion) amortization of securities (discounts) premiums, net	(19)	88
Decrease in interest receivable and other assets	13	242
Decrease in interest payable and other liabilities	(127)	(189)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,639	2,651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,887)	(1,366)
Purchases of securities available for sale	(5,302)	(10,160)
(Purchases) redemptions of Federal Home Loan Bank stock, net	(177)	139
Proceeds from maturities and calls of securities held to maturity	1,510	935
Proceeds from maturities and calls of securities available for sale	2,921	4,914
Proceeds from sales of securities available for sale	6,942	1,013
Net (increase) decrease in loans	(19,207)	(7,092)
Acquisition of fixed assets	(1,131)	(221)

NET CASH USED BY INVESTING ACTIVITIES	(16,331)	(11,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(9,186)	(90)
Net increase in time deposits	16,731	2,911
Net increase (decrease) in short-term borrowings	5,248	4,589
Cash received from stock option exercise	60	9
Purchase of treasury stock	(87)	(594)
Cash dividends paid	(979)	(910)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,787	5,915

Net decrease in cash and cash equivalents	(1,905)	(3,272)
Cash and cash equivalents at beginning of period	14,299	17,016

Cash and cash equivalents at end of period	$12,394	$13,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,250	$1,995
Income taxes	1,121	998

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and six-month periods ended June 30, 2006, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities are the only components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2006	2005	2006	2005
Unrealized holding gains (losses) arising during the period	$(427)	$435	$(706)	$(664)
Reclassification adjustment for (gains) losses included in net income	32	—	58	(10)

Other comprehensive income (loss) before tax	(395)	435	(648)	(674)
Income tax (expense) benefit related to other comprehensive income (loss)	134	(147)	220	229

Other comprehensive income (loss)	$(261)	$288	$(428)	$(445)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2006 and 2005:

	For the three months ended June 30,
	2006			2005
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,148,000	1,958,064	$0.59	$1,063,000	1,975,744	$0.54

Effect of dilutive securities –
Stock options (Note D)	0	11,150		0	10,077

Diluted EPS
Income available to common shareholders and assumed conversions	$1,148,000	1,969,214	$0.58	$1,063,000	1,985,821	$0.54

	For the six months ended June 30,
	2006			2005
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$2,135,000	1,958,016	$1.09	$1,948,000	1,983,230	$0.98

Effect of dilutive securities –
Stock options (Note D)	0	10,988		0	11,048

Diluted EPS
Income available to common shareholders and assumed conversions	$2,135,000	1,969,004	$1.08	$1,948,000	1,994,278	$0.98

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE D – EQUITY BASED COMPENSATION

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2006, no options were granted under the Officer Plan. Options for 65 shares of common stock were exercised during the six months ended June 30, 2006 and options for 500 shares of common stock expired unexercised. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 31 months. At June 30, 2006, 79,760 options were outstanding and options for 90,240 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2006, no options were granted under the Director Plan. Options for 3,000 shares of common stock were exercised during the six months ended June 30, 2006. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 29 months. At June 30, 2006, 15,000 options were outstanding and options for 15,000 shares of common stock were reserved for future issuance for the Director Plan.

On January 1, 2006, the Corporation adopted SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Prior to the adoption of SFAS No. 123R, in accordance with the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the Corporation reported no compensation expense on options granted as the exercise price of the options granted always equaled the market price of the underlying stock on the date of grant. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

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

The fair value of the Corporation’s stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of stock options granted but are not considered by the model. Because the Corporation’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options at the time of grant.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE D – EQUITY BASED COMPENSATION (Continued)

The Corporation did not issue any options during the six months ended June 30, 2006. For the three and six months ended June 30, 2006, compensation cost related to the Corporation’s employee stock option plan recorded in net income was $5,000 and $9,000, respectively. As of June 30, 2006, $20,000 in unrecognized compensation costs remained to be recognized over a weighted-average period of 1.3 years. There is no tax benefit to disclose for incentive stock options.

The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three and six months ended June 30, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005
	As Reported	Pro Forma Expense	Pro Forma
Net income	$1,063,000	$(6,000)	$1,057,000

Net income per share – basic	$0.54	$—	$0.53

Net income per share – diluted	$0.54	$—	$0.53

	Six Months Ended June 30, 2005
	As Reported	Pro Forma Expense	Pro Forma
Net income	$1,948,000	$(10,000)	$1,938,000

Net income per share – basic	$0.98	$—	$0.97

Net income per share – diluted	$0.98	$—	$0.97

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE D – COMPENSATION AND BENEFIT PLANS (Continued)

A summary of the Corporation’s stock option activity and related information is presented below for the six months ended June 30, 2006.

	2006
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1,	80,325	$19.26
Granted	—	—
Exercised	65	18.00
Forfeited	500	18.00

Outstanding, June 30,	79,760	$19.26

Exercisable, June 30,	65,760	$19.53

Director stock options:
Outstanding, January 1,	18,000	$19.50
Granted	—	—
Exercised	3,000	19.50
Forfeited	—	—

Outstanding, June 30,	15,000	$19.50

Exercisable, June 30,	15,000	$19.50

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

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

	June 30, 2006			December 31, 2005
	Combined Capital			Combined Capital
	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Entity
Consolidated	11.27%	12.19%	8.39%	11.57%	12.55%	8.37%
First Century Bank, N.A.	10.88%	11.80%	8.10%	11.14%	12.12%	8.06%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,675,000 at June 30, 2006 and $4,612,000 at December 31, 2005. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $60,594,000 at June 30, 2006, and $56,404,000 at December 31, 2005, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE H – INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2006:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Description of Security
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$471	$17,426	$1,435	$48,347
Federal agency mortgage-backed securities	187	7,092	238	4,619
Other debt securities	14	1,986	—	—

Total securities available for sale	$672	$26,504	$1,673	$52,966

Securities held to maturity:
Municipal bonds	$95	$6,561	$192	$3,971

Total securities held to maturity	$95	$6,561	$192	$3,971

U.S. TREASURY OBLIGATIONS AND GOVERNMENT AGENCY OBLIGATIONS. The unrealized losses on the Corporation’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were the result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment.

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

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE I – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and six-month periods ended June 30, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$61	$54	$3	$4
Interest cost	87	83	15	15
Expected return on plan assets	(123)	(114)	—	—
Amortization of transition amount	—	(9)	14	14
Amortization of prior service cost	(23)	(23)	—	—
Recognition of net actuarial loss (gain)	25	24	(7)	(6)

Net periodic benefit cost	$27	$15	$25	$27

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$121	$114	$7	$8
Interest cost	174	166	29	30
Expected return on plan assets	(246)	(228)	—	—
Amortization of transition amount	—	(18)	28	28
Amortization of prior service cost	(45)	(45)	—	—
Recognition of net actuarial loss (gain)	50	48	(13)	(12)

Net periodic benefit cost	$54	$37	$51	$54

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2005, the Corporation does not expect to contribute to its pension plan in 2006 and no contributions were made for the six-month period ended June 30, 2006. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2006 for postretirement benefits. Approximately $30,000 and $36,000 in contributions were made for postretirement benefits for the six-month periods ended June 30, 2006 and 2005, respectively.

NOTE J – NEW ACCOUNTING STANDARDS

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

June 30, 2006

NOTE J – NEW ACCOUNTING STANDARDS (Continued)

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

June 30, 2006

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

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2006

Three Months ended June 30, 2006

We attained net income of $1,148,000 during the second quarter of 2006, an increase of $85,000, or 8.0%, from net income of $1,063,000 during the second three-month period of 2005. The most significant component, net interest income, for the three-month period ended June 30, 2005 was $4,068,000, an increase of $118,000, or 3.0%, as compared to $3,950,000 for the second quarter of 2005. This increase reflects an improvement in interest income from variable rate loans because of rising short-term interest rates. Additionally, we continue to implement strategies to increase the assets of the Corporation and leverage its liabilities to enhance shareholder value. Net interest margins for the three months ended June 30, 2006 and 2005 were 4.08% and 4.10%, respectively.

Interest income for the three-month period ended June 30, 2006 increased to $5,885,000, or $818,000, from $5,067,000 for the second three-month period of 2005. Interest income reflected a weighted-average yield on earning assets of 6.40% for the quarter ended June 30, 2006, compared to 5.73% for the same three-month period in 2005 Average interest earning assets were $367,921,000 and $353,823,000 during the three months ended June 30, 2006 and 2005, respectively.

Interest expense increased to $1,817,000 for the quarter ended June 30, 2006, or $700,000, from $1,117,000 for the three-month period ended June 30, 2005. This reflected an average cost of funds of 2.36% and 1.50% respectively, for the three-month periods ended June 30, 2006 and 2005. Average interest-bearing liabilities were $308,570,000 and $297,028,000 during the three months ended June 30, 2006 and 2005, respectively.

The provisions for loan losses amounted to $48,000 and $38,000 for the three-month periods ended June 30, 2006 and 2005, respectively. The increased provision resulted primarily from a small increase in net charge-offs, however, we continue to be pleased with the level of provision following significant efforts during the past several years to enhance loan administration and credit quality.

Noninterest income, exclusive of securities gains and losses, was $1,206,000 for the three-month period ended June 30, 2006 and represented an increase of $149,000, or 14.1%, compared to $1,057,000 for the same period in 2005. This increase was attributable to increased service charges on deposit accounts from implementing a new overdraft protection program, as well as, an increase in income from fiduciary activities related to the collection of estate fees.

Noninterest expense of $3,424,000 for the quarter ended June 30, 2006 represented a 1.9% increase of $65,000, from $3,359,000 for the same period in 2005. Income taxes of $622,000 and $547,000 for the three-month periods ended June 30, 2006 and 2005, respectively, represented 35.1% and 34.0% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended June 30, 2006 and 2005 were $0.59 and $0.54, respectively. Earnings through June 30, 2006 reflect an annualized return on average assets (ROAA) of 1.15% compared to 1.10% for the period ended June 30, 2005. In addition, these earnings reflect an annualized return on average equity (ROAE) of 12.56% and 11.90%, respectively, for the periods ending June 30, 2006 and 2005. Dividends increased 8.7% to $0.25 per share for the second quarter of 2006, from $0.23 per share paid in the second quarter of 2005.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2006

Six Months ended June 30, 2006

We attained net income of $2,135,000 for the first six months of 2006, representing an increase of $187,000, or 9.6%, from the comparable 2005 level of $1,948,000. The most significant component, net interest income, amounted to $8,012,000 for the six-month period ended June 30, 2006, an increase of $285,000, or 3.7%, as compared to $7,727,000 for the first six months of 2005. Again, this reflects the impact of rising short-term interest rates on the variable nature of our loan portfolio, along with an overall increase in earning assets during the period at a positive spread. Net interest margins for the six months ended June 30, 2006 and 2005 were 4.06% and 4.04%, respectively.

Interest income for the six-month period ended June 30, 2006 was $11,407,000, an increase of $1,569,000, or 15.9%, from $9,838,000 for the six-month period ended June 30, 2005. Interest income reflected a weighted-average yield on earning assets of 6.27% for the six-month period ended June 30, 2006, compared to 5.59% for the same six-month period in 2005. Average interest earning assets were $363,981,000 and $352,101,000 during the six months ended June 30, 2006 and 2005, respectively.

Interest expense was $3,395,000 for the six-month period ended June 30, 2006 or an increase of $1,284,000, from $2,111,000 for the same period in 2005. This reflected an average cost of funds of 2.22% and 1.42%, respectively, for the six-month periods ended June 30, 2006 and 2005. Average interest-bearing liabilities were $306,112,000 and $297,034,000 during the six months ended June 30, 2006 and 2005, respectively.

The provision for loan losses was $91,000 for the six months ended June 30, 2006. The provision for loan losses for the same period in 2005 was $106,000. We anticipate loan losses will continue to compare more favorably to peers during the remainder of 2006; however, a slowing of the recovery in the local economy could result in increased credit deterioration beyond expectations.

Noninterest income exclusive of securities gains and losses of $2,325,000 for the six-month period ended June 30, 2006 represented an increase of $404,000, or 21.0%, compared to $1, 921,000 for the same period in 2005. This improvement was primarily due to increases in service charges on deposit accounts from a new overdraft program that was implemented late in the first half of 2005 and contributed a full six months in 2006. Additionally, fiduciary fees increased approximately 11.8% for the six-months ended June 30, 2006. We also had net realized losses on the sales of securities of $58,000 in the 2006 period, as compared to $10,000 in gains realized in 2005.

Noninterest expenses amounted to $6,891,000 for the six months ended June 30, 2006, an increase of $330,000, or 5.0%, from $6,561,000 for the same period in 2005. Other noninterest expense increases were primarily due to increased costs for data processing, supplies and marketing related expenses. Income taxes of $1,162,000 and $1,043,000 for the six-month periods ended June 30, 2006 and 2005, respectively, represented 35.2% and 34.9% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the six-month periods ended June 30, 2006 and 2005 were $1.09 and $0.98, respectively. Earnings through June 30, 2006 reflect an annualized return on average assets (ROAA) of 1.08% compared to 1.02% for the six-month period ended June 30, 2005. In addition, these earnings reflect an annualized return on average equity (ROAE) of 11.72% and 10.89%, respectively, for the periods ending June 30, 2006 and 2005. Dividends through the second quarter of 2006 increased to $0.50 per share, or 8.7%, from $0.46 per share for the six-month period ended June 30, 2005.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2006

Financial Condition and Asset Quality

We are pleased to report that total assets exceeded $400 million for the first time in the Corporation’s history. Total assets at June 30, 2006 increased $13,367,000 or 3.4% to $404,156,000 as compared to $390,789,000 at December 31, 2005. The loan portfolio increased 7.3% during this six-month period to $276,615,000 at June 30, 2006, from $257,732,000 at December 31, 2005. We continue to seek lending opportunities in the local markets we serve. We have also developed strategies to diversify the loan portfolio with participations acquired from several community banks throughout Virginia. However, we continue to adhere to our policy of not extending long-term fixed rate financing as part of our overall asset/liability management strategy. The investment portfolio decreased approximately $3,518,000, or 3.6%, during this same period. Total deposits increased by $7,545,000, or 2.3%, to $340,336,000 at June 30, 2006 from $332,791,000 at December 31, 2005. Noninterest-bearing deposits decreased by $5,663,000, or 11.2%, which we believe to be seasonal fluctuations from some of our larger commercial customers. Interest-bearing deposits increased $13,208,000, or 4.7%, during this same period resulting from a successful deposit generation campaign, initiated to replace other borrowings and to support loan growth.

We continue to place emphasis on our methodology in determining the adequacy of the allowance for loan losses. We periodically evaluate the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Additionally, with the increasing interest rate environment and the variable rate nature of many of our commercial loans, we are monitoring the impact of these increases on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,641,000 at June 30, 2006 and $2,661,000 at December 31, 2005. This resulted in the ratio of the allowance for loan losses to total loans decreasing from 1.03% at December 31, 2005, to 0.95% at June 30, 2006, reflecting continued improvement in credit quality with an overall increase in total loans. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,675,000 at June 30, 2006 and $4,612,000 at December 31, 2005. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $60,594,000 at June 30, 2006, and $56,404,000 at December 31, 2005, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At June 30, 2006, the reserve for unfunded lending commitments was $54,000, compared to $47,000 at December 31, 2005. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2006

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $2,639,000 of liquidity for the six-month period ended June 30, 2006, compared to $2, 651,000 for the same six months in 2005. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Because of increasing interest rates, maturities and calls of investment securities decreased to $4,431,000 for the six-month period ended June 30, 2006, compared to $5,849,000 for the six-month period ended June 30, 2005. During the six months ended June 30, 2006, proceeds from the sale of securities were $6,942,000. Securities were sold to provide liquidity for increasing loan demand. In 2005, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. As of June 30, 2006, we had approximately $61,437,000 of investment securities that mature within 36 months. With improving loan demand coupled with our loan participation strategy, there was a net increase in loans of $19,207,000 for the first six months of 2006 following an increase of $7,092,000 for the same period in 2005.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2006, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At June 30, 2006, we owned $889,700 of stock, and had borrowings of $7,680,000 outstanding in an overnight repurchase account. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of June 30, 2006, we also had fed funds purchased of $4,000,000 from The Bankers Bank, Atlanta, GA, for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of June 30, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of June 30, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006, were effective.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2006, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended June 30, 2006.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1-30, 2006	1,730	$24.00	1,730	14,143
May 1-31, 2006	—	—	—	14,143
June 1-30, 2006	—	—	—	14,143

Total	1,730	$24.00	1,730

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

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 18, 2006. Total outstanding shares were 1,956,438 at April 18, 2006. Matters brought before the stockholders and the voting results are as follows:

(1) To elect thirteen (13) nominees for director to serve for a term of one year.

Nominee	Shares For	Shares Against	Abstentions
Paul Cole, Jr.	1,587,318	737	—
Eustace Frederick	1,575,669	12,386	—
B. L. Jackson, Jr.	1,587,514	541	—
Robert M. Jones, Jr., M.D.	1,587,514	541	—
Marshall S. Miller	1,575,744	12,311	—
Charles A. Peters	1,587,414	641	—
John H. Shott	1,587,514	541	—
Scott H. Shott	1,584,066	3,989	—
Walter L. Sowers	1,587,514	541	—
Wm. Chandler Swope	1,575,548	12,507	—
J. Brookins Taylor, M.D.	1,587,014	1,041	—
Frank W. Wilkinson	1,579,916	8,139	—
R. W. Wilkinson	1,580,816	7,239	—

(2) To ratify the selection of Brown, Edwards and Company, LLP to serve as independent auditors for the registrant for the year ending December 31, 2006. Shares for: 1,576,081; Shares against: 11,974; Abstentions: 0.

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

Date: August 10, 2006