Form 10-Q
period 2006-09-30
FIRST CENTURY BANKSHARES INC
filed 2006-11-13
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 10, 2006, was 1,961,379 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$12,500	$14,293
Interest-bearing balances with banks	54	6
Securities available for sale: (cost approximated $81,281 at September 30, 2006, and $86,484 at December 31, 2005)	79,950	84,788
Securities held to maturity: (fair value approximated $13,255 at September 30, 2006 and $13,143 at December 31, 2005)	13,346	13,217
Federal Home Loan Bank and Federal Reserve Bank Stock	1,379	1,096
Loans	282,906	257,732
Less allowance for loan losses	2,641	2,661

Net loans	280,265	255,071
Premises and equipment	12,351	11,816
Real estate owned other than bank premises	590	316
Other assets	5,021	5,003
Goodwill	5,183	5,183

TOTAL ASSETS	$410,639	$390,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$45,616	$50,645
Interest-bearing	303,118	282,146

Total deposits	348,734	332,791
Federal funds purchased and securities sold under agreements to repurchase	13,033	13,856
Other short-term borrowings	8,126	5,826
Other liabilities	2,670	2,363

TOTAL LIABILITIES	372,563	354,836

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,961,379 at September 30, 2006, and 1,958,273 at December 31, 2005	2,500	2,500
Paid-in capital	788	785
Retained earnings	36,566	34,686
Treasury stock, at cost; 38,621 shares at September 30, 2006, and 41,727 shares at December 31, 2005	(899)	(899)
Accumulated other comprehensive (loss) income, net of tax	(879)	(1,119)

TOTAL STOCKHOLDERS’ EQUITY	38,076	35,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,639	$390,789

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$5,355	$4,254	$14,806	$12,266
Interest on balances with banks	—	9	13	23
Interest and dividends from securities available for sale:
Taxable	811	752	2,456	2,274
Interest and dividends from securities held to maturity:
Taxable	14	15	44	50
Tax-exempt	118	114	348	337
Interest on federal funds sold	—	29	38	61

TOTAL INTEREST INCOME	6,298	5,173	17,705	15,011

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	441	291	1,159	761
Interest on other deposits	1,562	934	3,955	2,442
Interest on federal funds purchased and securities sold under agreements to repurchase	121	91	367	213
Interest on other liabilities for borrowed money	95	13	133	24

TOTAL INTEREST EXPENSE	2,219	1,329	5,614	3,440

Net interest income	4,079	3,844	12,091	11,571
Provision for loan losses	78	180	169	286

Net interest income after provision for loan losses	4,001	3,664	11,922	11,285

NONINTEREST INCOME
Income from fiduciary activities	430	321	1,255	1,059
Other operating income	796	809	2,296	1,992
Securities gains (losses)	—	—	(58)	10

TOTAL NONINTEREST INCOME	1,226	1,130	3,493	3,061

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,748	1,599	5,248	5,049
Premises and equipment expense	564	534	1,743	1,616
Other noninterest expense	1,081	1,093	3,293	3,122

TOTAL NONINTEREST EXPENSE	3,393	3,226	10,284	9,787

Income before income taxes	1,834	1,568	5,131	4,559
Provision for income taxes	620	548	1,782	1,591

NET INCOME	$1,214	$1,020	$3,349	$2,968

NET INCOME PER COMMON SHARE:
Basic	$0.62	$0.52	$1.71	$1.50
Diluted	$0.62	$0.52	$1.70	$1.49
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,958,807	1,964,557	1,957,807	1,976,937
Diluted	1,970,983	1,975,559	1,968,871	1,987,969

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income( loss)	Treasury Stock	Total
Balance at December 31, 2004	$2,500	$785	$32,650	$6	$(152)	$35,789
Comprehensive income:

Net income	—	—	2,968	—	—	2,968
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(919)	—	(919)

Total comprehensive income	—	—	2,968	(919)	—	2,049

Purchase 33,027 treasury shares at $22.89 per share	—	—	—	—	(756)	(756)
Option exercises 500 shares	—	—	—	—	9	9
Cash dividends paid - $0.70 per share	—	—	(1,380)	—	—	(1,380)

Balance at September 30, 2005	$2,500	$785	$34,238	$(913)	$(899)	$35,711

Balance at December 31, 2005	$2,500	$785	$34,686	$(1,119)	$(899)	$35,953
Comprehensive income:
Net income	—	—	3,349	—	—	3,349
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	240	—	240

Total comprehensive income	—	—	3,349	240	—	3,589

Purchase 3,630 treasury shares at $24.00 per share	—	—	—	—	(87)	(87)
Option exercises 6,736 shares	—	3	—	—	87	90

Cash dividends paid - $0.75 per share	—	—	(1,469)	—	—	(1,469)

Balance at September 30, 2006	$2,500	$788	$36,566	$(879)	$(899)	$38,076

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,349	$2,968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	169	286
Depreciation and amortization	732	706
Securities (gains) losses	58	(10)
(Accretion) amortization of securities (discounts) premiums, net	(36)	108
(Increase) decrease in interest receivable and other assets	(27)	753
Increase in interest payable and other liabilities	213	195

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,458	5,006

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,887)	(1,366)
Purchases of securities available for sale	(5,302)	(15,147)
(Purchases) redemptions of Federal Home Loan Bank stock, net	(283)	293
Proceeds from maturities and calls of securities held to maturity	1,735	1,135
Proceeds from maturities and calls of securities available for sale	3,564	10,487
Proceeds from sales of securities available for sale	6,942	1,013
Net (increase) decrease in loans	(25,659)	(6,394)
Acquisition of fixed assets	(1,267)	(385)

NET CASH USED BY INVESTING ACTIVITIES	(22,157)	(10,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(12,694)	(2,974)
Net increase in time deposits	28,637	12,634
Net increase (decrease) in short-term borrowings	1,477	(5,864)
Cash received from stock option exercise	90	9
Purchase of treasury stock	(87)	(756)
Cash dividends paid	(1,469)	(1,380)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,954	1,669

Net decrease in cash and cash equivalents	(1,745)	(3,689)
Cash and cash equivalents at beginning of period	14,299	17,016

Cash and cash equivalents at end of period	$12,554	$13,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,342	$3,267
Income taxes	1,758	1,530

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and nine-month periods ended September 30, 2006, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities are the only components of the Corporation’s other comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2006	2005	2006	2005
Unrealized holding gains (losses) arising during the period	$1,013	$(718)	$307	$(1,382)
Reclassification adjustment for (gains) losses included in net income	—	—	58	(10)

Other comprehensive income (loss) before tax	1,013	(718)	365	(1,392)
Income tax (expense) benefit related to other comprehensive income (loss)	(345)	244	(125)	473

Other comprehensive income (loss)	$668	$(474)	$240	$(919)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from operations for the three and nine-month periods ended September 30, 2006 and 2005:

	For the three months ended September 30,
	2006			2005
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,214,000	1,958,807	$0.62	$1,020,000	1,964,557	$0.52

Effect of dilutive securities – Stock options (Note D)	0	12,176		0	11,002

Diluted EPS Income available to common shareholders and assumed conversions	$1,214,000	1,970,983	$0.62	$1,020,000	1,975,559	$0.52

	For the nine months ended September 30,
	2006			2005
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$3,349,000	1,957,807	$1.71	$2,968,000	1,976,937	$1.50

Effect of dilutive securities – Stock options (Note D)	0	11,064		0	11,032

Diluted EPS
Income available to common shareholders and assumed conversions	$3,349,000	1,968,871	$1.70	$2,968,000	1,987,969	$1.49

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

NOTE D – EQUITY BASED COMPENSATION

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the nine months ended September 30, 2006, no options were granted under the Officer Plan. Options for 6,736 shares of common stock were exercised during the nine months ended September 30, 2006 and options for 500 shares of common stock expired unexercised. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 28 months. At September 30, 2006, 70,070 options were outstanding and options for 99,930 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the nine months ended September 30, 2006, no options were granted under the Director Plan. Options for 4,500 shares of common stock were exercised during the nine months ended September 30, 2006. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 26 months. At September 30, 2006, 13,500 options were outstanding and options for 16,500 shares of common stock were reserved for future issuance for the Director Plan.

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

September 30, 2006

NOTE D – EQUITY BASED COMPENSATION (Continued)

The Corporation did not issue any options during the nine months ended September 30, 2006. For the three and nine months ended September 30, 2006, compensation cost related to the Corporation’s employee stock option plan recorded in net income was $5,000 and $14,000, respectively. As of September 30, 2006, $15,000 in unrecognized compensation costs remained to be recognized over a weighted-average period of one year. There is no tax benefit to disclose for incentive stock options.

The following pro forma information presents net income, earnings per share, and diluted earnings per share for the three and nine months ended September 30, 2005 as if the fair value method of SFAS No. 123R had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005
	As Reported	Pro Forma Expense	Pro Forma
Net income	$1,020,000	$(4,000)	$1,016,000

Net income per share – basic	$0.52	$—	$0.52

Net income per share – diluted	$0.52	$(0.01)	$0.51

	Nine Months Ended September 30, 2005
	As Reported	Pro Forma Expense	Pro Forma
Net income	$2,968,000	$(14,000)	$2,954,000

Net income per share – basic	$1.50	$(0.01)	$1.49

Net income per share – diluted	$1.49	$—	$1.49

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

NOTE D – COMPENSATION AND BENEFIT PLANS (Continued)

A summary of the Corporation’s stock option activity and related information is presented below for the nine months ended September 30, 2006.

	2006
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1	80,325	$19.26
Granted	—	—
Exercised	9,755	19.31
Forfeited	500	18.00

Outstanding, September 30	70,070	$19.26

Exercisable, September 30	63,070	$19.40

Director stock options:
Outstanding, January 1	18,000	$19.50
Granted	—	—
Exercised	4,500	19.50
Forfeited	—	—

Outstanding, September 30	13,500	$19.50

Exercisable, September 30	13,500	$19.50

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

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

	September 30, 2006			December 31, 2005
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.33%	12.22%	8.40%	11.57%	12.55%	8.37%
First Century Bank, N.A.	10.94%	11.84%	8.11%	11.14%	12.12%	8.06%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,725,000 at September 30, 2006 and $4,612,000 at December 31, 2005. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $61,853,000 at September 30, 2006, and $56,404,000 at December 31, 2005, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

NOTE H - INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at September 30, 2006:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$25	$2,968	$1,097	$61,612
Federal agency mortgage-backed securities	44	5,963	148	4,416
Other debt securities	6	993	15	985

Total securities available for sale	$75	$9,924	$1,260	$67,013

Securities held to maturity:
Municipal bonds	$3	$1,598	$171	$5,568

Total securities held to maturity	$3	$1,598	$171	$5,568

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

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

NOTE I – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and nine-month periods ended September 30, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$60	$57	$4	$4
Interest cost	87	83	15	15
Expected return on plan assets	(123)	(113)	—	—
Amortization of transition amount	—	(10)	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	25	24	(6)	(6)

Net periodic benefit cost	$27	$19	$27	$27

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$181	$171	$12	$12
Interest cost	261	249	45	45
Expected return on plan assets	(369)	(341)	—	—
Amortization of transition amount	—	(28)	42	42
Amortization of prior service cost	(67)	(67)	—	—
Recognition of net actuarial loss (gain)	75	72	(18)	(18)

Net periodic benefit cost	$81	$56	$81	$81

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2005, the Corporation does not expect to contribute to its pension plan in 2006 and no contributions were made for the nine-month period ended September 30, 2006. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2006 for postretirement benefits. Approximately $45,000 and $54,000 in contributions were made for postretirement benefits for the nine-month periods ended September 30, 2006 and 2005, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

NOTE J – NEW ACCOUNTING STANDARDS

In September 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 did not have a material impact on the Corporation’s consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). Effective for years ending after December 15, 2006, SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in the balance sheet and to recognize changes in funded status which are not recognized through earnings pursuant to SFAS No. 87 or SFAS No. 106 as a component of other comprehensive income. Effective for years ending after December 15, 2008, SFAS 158 also requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end. The Corporation is currently evaluating the impact, if any, the adoption of SFAS 158 will have on its consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2006

This narrative will assist you, the reader, in your analysis of the accompanying consolidated financial statements and supplemental financial information. You should read it in conjunction with the unaudited consolidated financial statements and the notes presented elsewhere in this report. We are not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Corporation, except as discussed herein. We are also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

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

Other classified loans are categorized and allocated appropriate reserves. We also reserve for other loans more than 90 days past due that were not considered in the aforementioned procedures. We segregate the remaining portfolio into consumer, commercial and residential real estate loans, and apply the historical net charge off percentage of each category to the current amount outstanding in those categories. Additionally, as part of this analysis we include such factors as concentrations of credit, collateral deficient loans, volume and trends in delinquencies, loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of lending management and staff.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2006

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

Three Months ended September 30, 2006

We attained net income of $1,214,000 during the third quarter of 2006, an increase of $194,000, or 19.0%, from net income of $1,020,000 during the third three-month period of 2005. The most significant component, net interest income, for the three-month period ended September 30, 2006 was $4,079,000, an increase of $235,000, or 6.1%, as compared to $3,844,000 for the third quarter of 2005. This increase reflects an improvement in interest income from variable rate loans because of rising short-term interest rates. Additionally, we continue to implement strategies to increase the assets of the Corporation and leverage its liabilities to enhance shareholder value. Net interest margins for the three months ended September 30, 2006 and 2005 were 4.01% and 3.98%, respectively.

Interest income for the three-month period ended September 30, 2006 increased 21.7% to $6,298,000, or $1,125,000, from $5,173,000 for the third three-month period of 2005. Interest income reflected a weighted-average yield on earning assets of 6.68% for the quarter ended September 30, 2006, compared to 5.82% for the same three-month period in 2005 Average interest earning assets were $377,346,000 and $355,643,000 during the three months ended September 30, 2006 and 2005, respectively.

Interest expense increased to $2,219,000 for the quarter ended September 30, 2006, or $890,000, from $1,329,000 for the three-month period ended September 30, 2005. This reflected an average cost of funds of 2.82% and 1.78%, respectively, for the three-month periods ended September 30, 2006 and 2005. Average interest-bearing liabilities were $314,817,000 and $298,112,000 during the three months ended September 30, 2006 and 2005, respectively.

The provisions for loan losses amounted to $78,000 and $180,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The decreased provision resulted primarily from a reduction in net charge-offs. We continue to be pleased with the level of provision following significant efforts in recent years to enhance underwriting standards and asset quality.

Noninterest income was $1,226,000 for the three-month period ended September 30, 2006 and represented an increase of $96,000, or 8.5%, compared to $1,130,000 for the same period in 2005. This improvement was primarily due to increased income from fiduciary activities.

Noninterest expense of $3,393,000 for the quarter ended September 30, 2006 represented an increase of $167,000, or 5.2%, from $3,226,000 for the same period in 2005. Other noninterest expense increases were primarily due to increased costs for employee benefit programs and premises and equipment expense. Income taxes of $620,000 and $548,000 for the three-month periods ended September 30, 2006 and 2005, respectively, represented 33.8% and 34.9% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2006

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended September 30, 2006 and 2005 were $0.62 and $0.52, respectively. Earnings for the third quarter of 2006 reflect an annualized return on average assets (ROAA) of 1.19% compared to 1.06% for the three-month period ended September 30, 2005. In addition, these earnings reflect an annualized return on average equity (ROAE) of 12.97% and 11.37%, respectively, for the three-month periods ending September 30, 2006 and 2005. Dividends increased 4.2% to $0.25 per share for the third quarter of 2006, from $0.24 per share paid in the third quarter of 2005.

Nine Months ended September 30, 2006

We attained net income of $3,349,000 for the first nine months of 2006, representing an increase of $381,000, or 12.8%, from the comparable 2005 level of $2,968,000. The most significant component, net interest income, amounted to $12,091,000 for the nine-month period ended September 30, 2006, an increase of $520,000, or 4.5%, as compared to $11,571,000 for the first nine months of 2005. Again, this reflects the impact of rising short-term interest rates on the variable nature of our loan portfolio, along with an overall increase in earning assets during the period. Net interest margins for the nine months ended September 30, 2006 and 2005 were 4.04% and 4.02%, respectively.

Interest income for the nine-month period ended September 30, 2006 was $17,705,000, an increase of $2,694,000, or 17.9%, from $15,011,000 for the nine-month period ended September 30, 2005. Interest income reflected a weighted-average yield on earning assets of 6.41% for the nine-month period ended September 30, 2006, compared to 5.67% for the same nine-month period in 2005. Average interest earning assets were $368,436,000 and $353,281,000 during the nine months ended September 30, 2006 and 2005, respectively.

Interest expense was $5,614,000 for the nine-month period ended September 30, 2006 or an increase of $2,174,000, from $3,440,000 for the same period in 2005. This reflected an average cost of funds of 2.42% and 1.54%, respectively, for the nine-month periods ended September 30, 2006 and 2005. Average interest-bearing liabilities were $309,013,000 and $297,393,000 during the nine months ended September 30, 2006 and 2005, respectively.

The provision for loan losses was $169,000 for the nine months ended September 30, 2006. The provision for loan losses for the same period in 2005 was $286,000. We anticipate loan losses will continue to compare more favorably to peers during the remainder of 2006; however, a slowing of the recovery in the local economy and higher interest rates could result in increased credit deterioration beyond expectations.

Noninterest income, exclusive of securities gains and losses, was $3,551,000 for the nine-month period ended September 30, 2006 and represented an increase of $500,000, or 16.4%, compared to $3,051,000 for the same period in 2005. This improvement was primarily due to increases in service charges on deposit accounts from a new overdraft program that was implemented late in the first half of 2005 and contributed a full nine months in 2006. Additionally, fiduciary fees increased approximately 18.5% for the nine-months ended September 30, 2006. We also had net realized losses on the sales of securities of $58,000 in the 2006 period, as compared to $10,000 in gains realized in 2005.

Noninterest expense of $10,284,000 for the nine months ended September 30, 2006 represented an increase of $497,000, or 5.1%, from $9,787,000 for the same period in 2005. Again, increases in other noninterest expense were primarily due to increased costs for employee benefit programs, premises and equipment expense and data processing related expenses. Income taxes of $1,782,000 and $1,591,000 for the nine-month periods ended September 30, 2006 and 2005, respectively, represented 34.7% and 34.9% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2006

Earnings per weighted-average common share for the nine-month periods ended September 30, 2006 and 2005 were $1.71 and $1.50, respectively. Earnings per diluted share for the nine-month periods ended September 30, 2006 and 2005 were $1.70 and $1.49, respectively. Earnings through September 30, 2006 reflect an annualized return on average assets (ROAA) of 1.12% compared to 1.03% for the nine-month period ended September 30, 2005. In addition, these earnings reflect an annualized return on average equity (ROAE) of 12.15% and 11.05%, respectively, for the periods ending September 30, 2006 and 2005. Dividends through the third quarter of 2006 increased to $0.75 per share, or 7.1%, from $0.70 per share for the nine-month period ended September 30, 2005.

Financial Condition and Asset Quality

Total assets at September 30, 2006 increased $19,850,000 or 5.1% to $410,639,000 as compared to $390,789,000 at December 31, 2005. The loan portfolio increased 9.8% during this nine-month period to $282,906,000 at September 30, 2006, from $257,732,000 at December 31, 2005. This increase was primarily attributable to our strategy to expand the Corporation’s commercial loan participation efforts with several community banks in Virginia. However, we continue to adhere to our policy of not extending long-term fixed rate financing as part of our overall asset/liability management strategy. The investment portfolio decreased approximately $4,709,000, or 4.8%, during this same period. Total deposits increased by $15,943,000, or 4.8%, to $348,734,000 at September 30, 2006 from $332,791,000 at December 31, 2005. Noninterest-bearing deposits decreased by $5,029,000, or 9.9%, which we believe to be seasonal fluctuations from some of our larger commercial customers. Interest-bearing deposits increased $20,972,000, or 7.4%, during this same period resulting from a successful deposit generation campaign, initiated to replace other borrowings and to support loan growth.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Additionally, with the increasing interest rate environment and the variable rate nature of many of our commercial loans, we are monitoring the impact of these increases on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,641,000 at September 30, 2006 and $2,661,000 at December 31, 2005. This resulted in the ratio of the allowance for loan losses to total loans decreasing from 1.03% at December 31, 2005, to 0.93% at September 30, 2006, reflecting continued improvement in credit quality with an overall increase in total loans. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,725,000 at September 30, 2006 and $4,612,000 at December 31, 2005. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $61,853,000 at September 30, 2006, and $56,404,000 at December 31, 2005, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At September 30, 2006, the reserve for unfunded lending commitments was $21,000, compared to $47,000 at December 31, 2005. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2006

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $4,458,000 of liquidity for the nine-month period ended September 30, 2006, compared to $5,006,000 for the same nine months in 2005. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Because of increasing interest rates, maturities and calls of investment securities decreased to $5,299,000 for the nine-month period ended September 30, 2006, compared to $11,622,000 for the nine-month period ended September 30, 2005. During the nine months ended September 30, 2006, proceeds from the sale of securities were $6,942,000. Securities were sold to provide liquidity for increasing loan demand. In 2005, purchases of investment securities in excess of calls and maturities were made in order to utilize excess liquidity and enhance interest income. As of September 30, 2006, we had approximately $66,987,000 of investment securities that mature within 36 months. With improving loan demand coupled with our loan participation strategy, there was a net increase in loans of $25,659,000 for the first nine months of 2006 following an increase of $6,394,000 for the same period in 2005.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of September 30, 2006, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. At September 30, 2006, we owned $996,600 of stock, and had borrowings of $8,100,000 outstanding in an overnight repurchase account. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. As of September 30, 2006, there was no outstanding balance on our federal funds purchased line of $8,600,000 from The Bankers Bank, Atlanta, GA, which is available for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of September 30, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of September 30, 2006, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006, were effective.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2006, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST CENTURY BANKSHARES, INC.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to the Corporation’s risk factors which could materially affect the Corporation’s business, financial condition or future results. The risks described in the Annual Report of Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may adversely affect the Corporation’s business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors to allow for the purchase of up to 40,000 shares on February 15, 2005, and was amended again on May 24, 2005 to allow for the purchase of up to 60,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan. There were no purchases by the Corporation of its equity securities during the three months ended September 30, 2006.

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

First Century Bankshares, Inc. (Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer

Date:	November 13, 2006