Form 10-K
period 2006-12-31
FIRST CENTURY BANKSHARES INC
filed 2007-03-26
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $35,915,860.

The number of shares outstanding of the registrant’s common stock as of March 7, 2007, was 1,963,879.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2006, are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 17, 2007 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2006 FORM 10-K ANNUAL REPORT

TABLE OF CON TENTS

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

Substantially all of the operations of the Corporation are carried on through FCBNA which is the Registrant’s only banking subsidiary. The officers and directors of the Corporation, who are also officers and directors of FCBNA, receive their entire compensation from FCBNA. The Corporation’s executive offices are located at 500 Federal Street, Bluefield, West Virginia.

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by FCBNA. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant’s 2006 Annual Report to the Stockholders attached as Exhibit 13 to this report.

FIRST CENTURY BANK, N.A.

First Century Bank, N.A., a national banking association, was organized and chartered in 1891 as The First National Bank of Bluefield, under the laws of the State of West Virginia and the National Bank Act. FCBNA offers customary banking services, including commercial, real estate, installment, and other loans; interest-bearing and non-interest bearing transaction accounts, savings and time deposit accounts including certificates and other deposit accounts, featuring various maturities and market rates; Individual Retirement Accounts; Visa and MasterCard services under an arrangement with a correspondent bank; safe deposit facilities; personal and corporate trust services; and various cash management services along with a full range of electronic banking products and services.

In addition to the main office, FCBNA currently operates eleven additional branches in Mercer, Raleigh, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2006, FCBNA had 166 full-time employees and 14 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

As of December 31, 2006, the regulatory capital ratios of the Corporation and FCBNA are set forth in the table in Note 16 of the notes of the accompanying consolidated financial statements.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Act contains a number of provisions that dramatically change the reporting and corporate governance obligations of public companies and their directors and officers. The Act also created new and enhanced criminal and civil liability provisions related to securities fraud. In order to comply with certain provisions of the Act, the Corporation has taken steps to enhance its controls over financial reporting and disclosures including, but not limited to, the formation of a disclosure review committee that is utilized to evaluate the accuracy and completeness of the Corporation’s reporting to the U.S. Securities and Exchange Commission and to shareholders of the Corporation.

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

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 25 of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

Changes in interest rates may adversely affect the Corporation’s business

The Corporation’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income earned on loans and other assets that earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Board of Governors of the Federal Reserve System or otherwise beyond those which are contemplated by the Corporation’s interest rate risk model and policy could have an effect on net interest income. For more information concerning the Corporation’s interest rate risk model and policy, see the Asset and Liability Management and Interest Rate Sensitivity section, and the Liability Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16, and Note 15 of the Notes to Consolidated Financial Statements of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2006.

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

Pages 22 through 23 of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16, and Note 10 (Stockholder’s Equity) and Note 11 (Stock Based Compensation) of the Notes to Consolidated Financial Statements of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13 (incorporated herein by reference) describes further the information for the market, stockholders, dividends, relative performance of the Registrant’s common stock and equity based compensation plans. The payment of dividends is subject to the restrictions described in Note 16 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock during each calendar quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data required by this item is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on page 25 of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 25 of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found on page 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 15 of the Notes to Consolidated Financial Statements of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section and the Liability Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16, and Note 15 of the Notes to Consolidated Financial Statements of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent registered public accounting firm for the years ended December 31, 2006, 2005, and 2004, which are included in the Corporation’s 2006 Annual Report to Stockholders, are incorporated herein by reference as Exhibit 13.

The reports of the independent registered public accounting firms, Brown, Edwards & Company, L.L.P., Bluefield, West Virginia, on page 54, and PricewaterhouseCoopers, LLP, Greensboro, North Carolina, on page 55 of the Registrant’s 2006 Annual Report to Stockholders, reflect unqualified opinions on the 2006 and 2005 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006.

Reference to

2006 Annual Report

Consolidated Statements of Financial Condition	Page 26

Consolidated Statements of Income	Page 27

Consolidated Statements of Changes in Stockholders’ Equity	Page 28

Consolidated Statements of Cash Flows	Page 29

Notes to Consolidated Financial Statements	Pages 30 - 53

Reports of Independent Registered Public Accounting Firms	Pages 54 - 55

The supplementary financial information required by this item is set forth in Note 18 of “Notes to Consolidated Financial Statements” on Page 53 of the Corporation’s 2006 Annual Report to Stockholders , incorporated herein by reference as Exhibit 13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2006, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2006 were effective.

Changes in internal controls over financial reporting:

There were no changes in our internal control over financial reporting during the fourth quarter for the year ending December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 19, 2007 (which is not later than 120 days after December 31, 2006, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “CURRENT DIRECTORS AND NOMINEES FOR DIRECTORS” on page 12, “IDENTIFICATION OF EXECUTIVE OFFICERS” on page 31, “Family Relationships” on page 11, “The Audit and Compliance Committee” on page 4, the “Nominating Committee and the Nomination Process” on pages 6-7, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 34, in our 2007 Proxy Statement and is incorporated herein by reference to such proxy statement.

A copy of the Code of Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 17, 2006, (which is not later than 120 days after December 31, 2005, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS” on pages 16-20, “EXECUTIVE COMPENSATION” on pages 21-27, “DIRECTOR COMPENSATION” on pages 28-29, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” on page 5, and “COMPENSATION COMMITTEE REPORT” on page 30, in our 2006 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 19, 2007, (which is not later than 120 days after December 31, 2006, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Principal Stockholders” on page 33, and “Security Ownership of Directors and Named Executive Officers” on page 32 in our 2007 Proxy Statement is incorporated herein by reference to such proxy statement. The information required by this item pertaining to securities authorized for issuance under equity compensation plans is contained in Note 11 of the Notes to Consolidated Financial Statements of the accompanying 2006 Annual Report to Stockholders which is incorporated by reference in this Form 10-K annual report as Exhibit 13. All equity compensation plans have been previously approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 19, 2007, (which is not later than 120 days after December 31, 2006, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Review and Approval of Transactions with Related Persons” on page 8, “Independence of Directors and Nominees” on pages 7-8, and “Related Person Transactions” on page 9 in our 2007 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accountants fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 19, 2007, (which is not later than 120 days after December 31, 2006, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firms” on page 14 in our 2007 Proxy Statement and is incorporated herein by reference to such proxy statement.

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
J. Ronald Hypes, Treasurer
Principal Accounting & Financial Officer

DATE: March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ B. L. Jackson	Date: March 26, 2007
B. L. Jackson, Jr.
Chairman of the Board and Director

BY:	/s/ R. W. Wilkinson	Date: March 26, 2007
R. W. Wilkinson President & Chief Executive Officer and Director
(Principal Executive Officer)

BY:	/s/ Frank W. Wilkinson	Date: March 26, 2007
Frank W. Wilkinson
Secretary and Director

BY:		Date: March , 2007
Paul Cole, Jr.
Director

BY:	/s/ Eustace Frederick	Date: March 26, 2007
Eustace Frederick
Director

BY:	/s/ Robert M. Jones, Jr.	Date: March 26, 2007
Robert M. Jones, Jr., M.D.
Vice Chairman of the Board and Director

BY:	/s/ Marshall S. Miller	Date: March 26, 2007
Marshall S. Miller
Director

BY:	/s/ Charles A. Peters	Date: March 26, 2007
Charles A. Peters
Director

BY:	/s/ John H. Shott	Date: March 26, 2007
John H. Shott
Director

BY:	/s/ Scott H. Shott	Date: March 26, 2007
Scott H. Shott
Director

BY:	/s/ Walter L. Sowers	Date: March 26, 2007
Walter L. Sowers
Director

BY:	/s/ Wm. Chandler Swope	Date: March 26, 2007
Wm. Chandler Swope
Director

BY:	/s/ J. Brookins Taylor	Date: March 26, 2007
J. Brookins Taylor, M. D.
Director