Form 10-Q
period 2007-03-31
FIRST CENTURY BANKSHARES INC
filed 2007-05-14
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 11, 2007, was 1,960,179 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,214	$10,162
Interest-bearing balances with banks	2,910	50
Federal funds sold	4,000	—
Securities available for sale: (cost approximated $82,158 at March 31, 2007, and $74,447 at December 31, 2006)	81,496	73,441
Securities held to maturity: (fair value approximated $14,669 at March 31, 2007 and $13,354 at December 31, 2006)	14,708	13,399
Federal Home Loan Bank and Federal Reserve Bank Stock	974	1,287
Loans	289,319	292,643
Less allowance for loan losses	2,555	2,555

Net loans	286,764	290,088
Premises and equipment	12,072	12,202
Real estate owned other than bank premises	464	517
Other assets	4,724	4,619
Goodwill	5,183	5,183

TOTAL ASSETS	$424,509	$410,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$51,514	$44,452
Interest-bearing	318,149	312,903

Total deposits	369,663	357,355
Federal funds purchased and securities sold under agreements to repurchase	12,796	11,448
Demand notes to U. S. Treasury and other liabilities for borrowed money	26	1,226
Other liabilities	2,782	2,487

TOTAL LIABILITIES	385,267	372,516

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,963,879 at March 31, 2007, and 1,962,879 at December 31, 2006	2,500	2,500
Paid-in capital	780	783
Retained earnings	37,681	37,118
Treasury stock, at cost; 36,121 shares at March 31, 2007, and 37,121 shares at December 31, 2006	(842)	(865)
Accumulated other comprehensive (loss) income, net of tax	(877)	(1,104)

TOTAL STOCKHOLDERS’ EQUITY	39,242	38,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$424,509	$410,948

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$5,407	$4,552
Interest on balances with banks	31	8
Interest and dividends from securities available for sale:
Taxable	865	804
Interest and dividends from securities held to maturity:
Taxable	15	15
Tax-exempt	119	112
Interest on federal funds sold	30	31

TOTAL INTEREST INCOME	6,467	5,522

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	512	343
Interest on other deposits	1,819	1,112
Interest on federal funds purchased and securities sold under agreements to repurchase	121	110
Interest on other liabilities for borrowed money	5	13

TOTAL INTEREST EXPENSE	2,457	1,578

Net interest income	4,010	3,944
Provision for loan losses	34	43

Net interest income after provision for loan losses	3,976	3,901

NONINTEREST INCOME
Income from fiduciary activities	390	395
Other operating income	720	724
Securities gains (losses)	—	(26)

TOTAL NONINTEREST INCOME	1,110	1,093

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,747	1,791
Furniture and equipment expense	555	598
Other noninterest expense	1,128	1,078

TOTAL NONINTEREST EXPENSE	3,430	3,467

Income before income taxes	1,656	1,527
Provision for income taxes	583	540

NET INCOME	$1,073	$987

NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.50
Diluted	$0.54	$0.50
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,963,135	1,957,967
Diluted	1,978,135	1,968,345

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2005	$2,500	$785	$34,686	$(1,119)	$(899)	$35,953
Comprehensive income:
Net income	—	—	987	—	—	987
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(167)	—	(167)

Total comprehensive income	—	—	987	(167)	—	820
Purchase 1,900 treasury shares at $24.00 per share	—	—	—	—	(45)	(45)
Option exercises 65 shares	—	—	—	—	1	1
Cash dividends paid—$0.25 per share	—	—	(489)	—	—	(489)

Balance at March 31, 2006	$2,500	$785	$35,184	$(1,286)	$(943)	$36,240

Balance at December 31, 2006	$2,500	$783	$37,118	$(1,104)	$(865)	$38,432
Comprehensive income:
Net income	—	—	1,073	—	—	1,073
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	227	—	227

Total comprehensive income	—	—	1,073	227	—	1,300
Option exercises 1,000 shares	—	(3)	—	—	23	20
Cash dividends paid - $0.26 per share	—	—	(510)	—	—	(510)

Balance at March 31, 2007	$2,500	$780	$37,681	$(877)	$(842)	$39,242

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,073	$987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	34	43
Depreciation and amortization	220	243
Securities (gains) losses	—	26
Amortization (accretion) of securities premiums (discounts), net	(7)	(1)
(Increase) decrease in interest receivable and other assets	(137)	155
Increase in interest payable and other liabilities	371	126

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,554	1,579

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,316)	(791)
Purchases of securities available for sale	(12,566)	(4,320)
Redemptions of Federal Home Loan Bank stock	313	79
Proceeds from maturities and calls of securities held to maturity	—	250
Proceeds from maturities and calls of securities available for sale	4,869	2,354
Proceeds from sales of securities available for sale	—	3,975
Net decrease (increase) in loans	3,182	(4,686)
Acquisition of fixed assets	(90)	(918)

NET CASH USED BY INVESTING ACTIVITIES	(5,608)	(4,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	9,720	(1,975)
Net increase in time deposits	2,588	7,823
Net increase (decrease) in short-term borrowings	148	(3,978)
Cash received from stock option exercise	20	1
Purchase of treasury stock	—	(45)
Cash dividends paid	(510)	(489)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,966	1,337

Net increase (decrease) in cash and cash equivalents	7,912	(1,141)
Cash and cash equivalents at beginning of period	10,212	14,299

Cash and cash equivalents at end of period	$18,124	$13,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,394	$1,509
Income taxes	—	44

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three-month period ended March 31, 2007, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE B - OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Unrealized holding gains (losses) arising during the period	$344	$(279)
Reclassification adjustment for (gains) losses included in net income	—	26

Other comprehensive income (loss) before tax	344	(253)
Income tax (expense) benefit related to other comprehensive income (loss)	117	86

Other comprehensive income (loss)	$227	$(167)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,073,000	1,963,135	$0.55	$987,000	1,957,967	$0.50

Effect of dilutive securities – Stock options	—	15,000		—	10,378

Diluted EPS
Income available to common shareholders and assumed conversions	$1,073,000	1,978,135	$0.54	$987,000	1,968,345	$0.50

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE D - STOCK BASED COMPENSATION

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the three months ended March 31, 2007, no options were granted or exercised under the Officer Plan. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 22 months. At March 31, 2007, 70,070 options were outstanding and options for 99,930 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the three months ended March 31, 2007, no options were granted under the Director Plan. Options for 1,000 shares of common stock were exercised during the three-months ended March 31, 2007. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 20 months. At March 31, 2007, 11,000 options were outstanding and options for 19,000 shares of common stock were reserved for future issuance for the Director Plan.

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

The Corporation did not issue any options during the three months ended March 31, 2007. For the first quarter of 2007, $5,000 in compensation cost related to the Corporation’s employee stock option plan was recorded in net income. As of March 31, 2007, $6,000 in unrecognized compensation costs remained to be recognized over a weighted-average period of six months.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE D - COMPENSATION AND BENEFIT PLANS (Continued)

A summary of the Corporation’s stock option activity and related information is presented below for the three months ended March 31, 2007.

	2007
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1,	70,070	$19.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31,	70,070	$19.26

Exercisable, March 31,	63,070	$19.40

Director stock options:
Outstanding, January 1,	12,000	$19.50
Granted	—	—
Exercised	1,000	20.25
Forfeited	—	—

Outstanding, March 31,	11,000	$19.43

Exercisable, March 31,	11,000	$19.43

NOTE E - RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$64	$60	$4	$4
Interest cost	92	87	14	14
Expected return on plan assets	(141)	(123)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	17	25	(7)	(6)

Net periodic benefit cost	$10	$27	$25	$26

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2006, the Corporation expects to contribute $300,000 to its pension plan during the last quarter of 2007. No contributions were made for the three-month period ended March 31, 2007. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2007 for postretirement benefits. Approximately $12,000 and $15,000 in contributions were made for postretirement benefits for the three-month periods ended March 31, 2007 and 2006, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE F - REGULATORY CAPITAL REQUIREMENTS

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

	March 31, 2007			December 31, 2006
	Combined Capital			Combined Capital
	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Entity
Consolidated	11.54%	12.39%	8.45%	11.30%	12.15%	8.41%
First Century Bank, N.A.	11.15%	12.00%	8.15%	10.91%	11.75%	8.12%

NOTE G - SEGMENT INFORMATION

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

NOTE H - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,672,000 at March 31, 2007 and $4,733,000 at December 31, 2006. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $67,569,000 at March 31, 2007, and $60,117,000 at December 31, 2006, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE I - INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2007:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Description of Security
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$12	$7,487	$617	$50,760
Federal agency mortgage-backed securities	—	—	99	5,189
Other debt securities	—	—	20	1,980

Total securities available for sale	$12	$7,487	$736	$57,929

Securities held to maturity:
Municipal bonds	$2	$1,416	$87	$5,466

Total securities held to maturity	$2	$1,416	$87	$5,466

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE J - NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Corporation did not early adopt SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation is currently reviewing the effect SFAS 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has evaluated the impact of the adoption of this interpretation and has determined that it did not have a material impact on its financial position, results of operations or cash flows.

FIRST CENTURY BANKSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2007

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

March 31, 2007

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

Results of Operations for Three Months ended March 31, 2007

We attained net income of $1,073,000 for the first three months of 2007, representing an increase of $86,000, or 8.7%, from the comparable 2006 level of $987,000. The most significant component, net interest income, amounted to $4,010,000 for the three-month period ended March 31, 2007, an increase of $66,000, or 1.7%, as compared to $3,944,000 for the first three months of 2006. This increase reflected the growth of earning assets experienced during 2006, partially offset by additional interest expense as certificates of deposit continue to reprice from a lower rate environment. Net interest margins for the three months ended March 31, 2007 and 2006 were 3.83% and 4.04%, respectively.

Interest income for the three-month period ended March 31, 2007 increased $945,000, or 17.1%, to $6,467,000, from $5,522,000 for the three-month period ended March 31, 2006. Interest income reflected a weighted-average yield on earning assets of 6.65% for the three-month period ended March 31, 2007, compared to 6.14% for the same three-month period in 2006. Average interest-earning assets were $389,119,000 and $360,040,000 during the three months ended March 31, 2007 and 2006, respectively.

Interest expense increased $879,000, or 55.7%, to $2,457,000 for the three-month period ended March 31, 2007, from $1,578,000 for the same period in 2006. This reflected an average cost of funds of 2.96% and 2.08%, respectively, for the three-month periods ended March 31, 2007 and 2006. Average interest-bearing liabilities were $331,828,000 and $303,653,000 during the three months ended March 31, 2007 and 2006, respectively.

The provision for loan losses was $34,000 for the three months ended March 31, 2007. This was a decrease of $9,000, or 20.9%, from $43,000 for the same period in 2006. Management does not anticipate the provision for loan losses to compare this favorably during the remainder of 2007 as there were several large recoveries received during 2006 which resulted in lower than usual provisions for comparative purposes. Additionally, further declines in economic conditions in housing and energy, which may or may not occur, could result in increased credit deterioration beyond expectations.

Noninterest income exclusive of securities gains and losses of $1,110,000 for the three-month period ended March 31, 2007 represented a decrease of $9,000, or 0.8%, compared to $1,119,000 for the same period in 2006. We also had net realized losses on sales of securities of $26,000 in the 2006 period with no corresponding gains or losses during the first quarter of 2007.

Noninterest expenses amounted to $3,430,000 for the three months ended March 31, 2007, a decrease of $37,000, or 1.1%, from $3,467,000 for the same period in 2006, reflecting decreases in personnel and premises related expenses. Other noninterest expense increased 4.6% primarily due to increased costs for data processing and loan collections. Income taxes of $583,000 and $540,000 for the three-month periods ended March 31, 2007 and 2006 represented 35.2% and 35.4% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2007

Earnings per weighted-average common share, and per diluted share, for the three-month period ended March 31, 2007 were $0.55 and $0.54, respectively, compared with $0.50 per common and diluted share in 2006. Earnings through March 31, 2007 reflect an annualized return on average assets (ROAA) of 1.02% compared to 1.01% for the three-month period ended March 31, 2006. In addition, these earnings reflect an annualized return on average equity (ROAE) of 11.03% and 10.88%, respectively, for the periods ending March 31, 2007 and 2006. Dividends paid through the first quarter of 2007 increased 4.0% to $0.26 per share from $0.25 per share for the three-month period ended March 31, 2006.

Financial Condition and Asset Quality

Total assets at March 31, 2007 increased $13,561,000 or 3.3% to $424,509,000 as compared to $410,948,000 at December 31, 2006. The loan portfolio decreased 1.1% during this three-month period to $289,319,000 at March 31, 2007, from $292,643,000 at December 31, 2006. The decrease in loans was the result of loan participation payoffs which were not entirely replaced with internal loan production. We continue to adhere to our policy of not extending long-term fixed rate financing as part of our overall asset/liability management strategy. The investment portfolio increased approximately $9,051,000, or 10.3%, during this same period. Total deposits increased by $12,308,000, or 3.4%, to $369,663,000 at March 31, 2007 from $357,355,000 at December 31, 2006. Noninterest-bearing deposits increased by $7,062,000, or 15.9%, which we believe to be recurrent fluctuations from some of our larger commercial customers. Interest-bearing deposits increased $5,246,000, or 1.7%, during this same period resulting from a successful deposit generation campaign, initiated to replace other borrowings and to support asset growth.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Additionally, with the increasing interest rate environment and the variable rate nature of many of our commercial loans, we are monitoring the impact of these increases on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,555,000 at March 31, 2007, unchanged from December 31, 2006. This resulted in the ratio of the allowance for loan losses to total loans increasing from 0.87% at December 31, 2006, to 0.88% at March 31, 2007. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,672,000 at March 31, 2007 and $4,733,000 at December 31, 2006. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $67,569,000 at March 31, 2007, and $60,117,000 at December 31, 2006, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2007 and December 31, 2006, the reserve for unfunded lending commitments was $21,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2007

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $1,554,000 of liquidity for the three-month period ended March 31, 2007, compared to $1,579,000 for the same three months in 2006. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $4,869,000 for the three-month period ended March 31, 2007, compared to $2,604,000 for the three-month period ended March 31, 2006. During the first three months of 2007, securities were purchased to utilize liquidity from decreasing loan demand. As of March 31, 2007, we had approximately $58,695,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2007, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. At March 31, 2007, we owned $591,400 of stock, and had no borrowings outstanding for overnight liquidity needs. As of March 31, 2007, there was no outstanding balance on our federal funds purchased line of $8,600,000 from The Bankers Bank, Atlanta, GA, which is available for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of March 31, 2007.

FIRST CENTURY BANKSHARES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Asset and Liability Management and Interest Rate Sensitivity” subsection of the Management’s Discussion and Analysis section contained in the Company’s 2006 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of March 31, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2007, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 for disclosures with respect to the Corporation’s risk factors. There have been no material changes since year-end 2006 in the specified risk factors disclosed in the Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

(a)	None

(b)	None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number
3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

11.	Statement regarding computation of per share earnings (4)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	21

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	22

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	23

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	24

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005
(4)	These statements are included in Note C in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	May 14, 2007