Form 10-Q
period 2007-06-30
FIRST CENTURY BANKSHARES INC
filed 2007-08-14
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 14, 2007, was 1,956,709 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,690	$10,162
Interest-bearing balances with banks	38	50
Securities available for sale: (cost approximated $84,147 at June 30, 2007, and $74,447 at December 31, 2006)	83,117	73,441
Securities held to maturity: (fair value approximated $14,915 at June 30, 2007 and $13,354 at December 31, 2006)	15,131	13,399
Federal Home Loan Bank and Federal Reserve Bank Stock	1,411	1,287
Loans	298,851	292,643
Less allowance for loan losses	2,555	2,555

Net loans	296,296	290,088
Premises and equipment	12,173	12,202
Real estate owned other than bank premises	424	517
Other assets	4,902	4,619
Goodwill	5,183	5,183

TOTAL ASSETS	$429,365	$410,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$46,233	$44,452
Interest-bearing	321,363	312,903

Total deposits	367,596	357,355
Short term borrowings	19,879	12,674
Other liabilities	2,402	2,487

TOTAL LIABILITIES	389,877	372,516

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25 Shares authorized: 10,000,000 Shares issued: 2,000,000 Shares outstanding: 1,957,981 at June 30, 2007, and 1,962,879 at December 31, 2006	2,500	2,500
Paid-in capital	774	783
Retained earnings	38,320	37,118
Treasury stock, at cost; 42,019 shares at June 30, 2007, and 37,121 shares at December 31, 2006	(1,004)	(865)
Accumulated other comprehensive (loss) income, net of tax	(1,102)	(1,104)

TOTAL STOCKHOLDERS’ EQUITY	39,488	38,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,365	$410,948

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$5,606	$4,899	$11,013	$9,451
Interest on balances with banks	13	5	44	13
Interest and dividends from securities available for sale:
Taxable	937	841	1,802	1,645
Interest and dividends from securities held to maturity:
Taxable	14	15	29	30
Tax-exempt	134	118	253	230
Interest on federal funds sold	10	7	40	38

TOTAL INTEREST INCOME	6,714	5,885	13,181	11,407

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	555	375	1,067	718
Interest on other deposits	1,897	1,281	3,716	2,393
Interest on short term borrowings	166	161	292	284

TOTAL INTEREST EXPENSE	2,618	1,817	5,075	3,395

Net interest income	4,096	4,068	8,106	8,012
Provision for loan losses	63	48	97	91

Net interest income after provision for loan losses	4,033	4,020	8,009	7,621

NONINTEREST INCOME
Income from fiduciary activities	390	430	780	825
Other operating income	732	776	1,452	1,500
Securities gains (losses)	—	(32)	—	(58)

TOTAL NONINTEREST INCOME	1,122	1,174	2,232	2,267
NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,658	1,709	3,405	3,500
Premises and equipment expense	554	581	1,109	1,179
Other noninterest expense	1,215	1,134	2,343	2,212

TOTAL NONINTEREST EXPENSE	3,427	3,424	6,857	6,891

Income before income taxes	1,728	1,770	3,384	3,297
Provision for income taxes	580	622	1,163	1,162

NET INCOME	$1,148	$1,148	$2,221	$2,135

NET INCOME PER COMMON SHARE:
Basic	$0.59	$0.59	$1.13	$1.09
Diluted	$0.58	$0.58	$1.12	$1.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,961,070	1,956,636	1,962,107	1,957,298
Diluted	1,974,703	1,967,786	1,976,413	1,968,286

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2005	$2,500	$785	$34,686	$(1,119)	$(899)	$35,953
Comprehensive income:
Net income	—	—	2,135	—	—	2,135
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(428)	—	(428)

Total comprehensive income	—	—	2,135	(428)	—	1,707
Purchase 3,630 treasury shares at $24.00 per share	—	—	—	—	(87)	(87)
Option exercises 3,065 shares	—	10	—	—	50	60
Cash dividends paid—$0.50 per share	—	—	(979)	—	—	(979)

Balance at June 30, 2006	$2,500	$795	$35,842	$(1,547)	$(936)	$36,654

Balance at December 31, 2006	$2,500	$783	$37,118	$(1,104)	$(865)	$38,432
Comprehensive income:
Net income	—	—	2,221	—	—	2,221
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	2	—	2

Total comprehensive income	—	—	2,221	2	—	2,223
Purchase 7,698 treasury shares at $26.31 per share	—	—	—	—	(203)	(203)
Option exercises 1,800 shares	—	(9)	—	—	64	55
Cash dividends paid—$0.52 per share	—	—	(1,019)	—	—	(1,019)

Balance at June 30, 2007	$2,500	$774	$38,320	$(1,102)	$(1,004)	$39,488

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES 2007 2006
Net income	$2,221	$2,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	97	91
Depreciation and amortization	430	488
Securities losses	—	58
Amortization (accretion) of securities premiums (discounts), net	(34)	(19)
Decrease in interest receivable and other assets	169	13
Decrease in interest payable and other liabilities	(135)	(127)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,748	2,639

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(2,680)	(1,887)
Purchases of securities available for sale	(17,000)	(5,302)
Purchases of Federal Home Loan Bank stock	(124)	(177)
Proceeds from maturities and calls of securities held to maturity	935	1,510
Proceeds from maturities and calls of securities available for sale	7,346	2,921
Proceeds from sales of securities available for sale	—	6,942
Net increase in loans	(6,587)	(19,207)
Acquisition of fixed assets	(401)	(1,131)

NET CASH USED BY INVESTING ACTIVITIES	(18,511)	(16,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	27	(9,186)
Net increase in time deposits	10,214	16,731
Net increase in short-term borrowings	7,205	5,248
Cash received from stock option exercise	55	60
Purchase of treasury stock	(203)	(87)
Cash dividends paid	(1,019)	(979)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,279	11,787

Net increase (decrease) in cash and cash equivalents	516	(1,905)
Cash and cash equivalents at beginning of period	10,212	14,299

Cash and cash equivalents at end of period	$10,728	$12,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,929	$3,250
Income taxes	995	1,121

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and six-month periods ended June 30, 2007, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2007	2006	2007	2006
Unrealized holding gains (losses) arising during the period	$(369)	$(427)	$(25)	$(706)
Reclassification adjustment for (gains) losses included in net income	—	32	—	58

Other comprehensive income (loss) before tax	(369)	(395)	(25)	(648)
Income tax (expense) benefit related to other comprehensive income (loss)	144	134	27	220

Other comprehensive income (loss)	$(225)	$(261)	$2	$(428)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from continuing operations for the three and six-month periods ended June 30, 2007 and 2006:

	For the three months ended June 30,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,148,000	1,961,070	$0.59	$1,148,000	1,956,636	$0.59

Effect of dilutive securities – Stock options (Note D)	0	13,633		0	11,150

Diluted EPS
Income available to common shareholders and assumed conversions	$1,148,000	1,974,703	$0.58	$1,148,000	1,967,786	$0.58

	For the six months ended June 30,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$2,221,000	1,962,107	$1.13	$2,135,000	1,957,298	$1.09

Effect of dilutive securities – Stock options (Note D)	0	14,306		0	10,988

Diluted EPS
Income available to common shareholders and assumed conversions	$2,221,000	1,976,413	$1.12	$2,135,000	1,968,286	$1.08

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007

NOTE D – STOCK BASED COMPENSATION

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the six-months ended June 30, 2007, no options were granted under the Officer Plan. Options for 300 shares of common stock were exercised during the six-months ended June 30, 2007. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 19 months. At June 30, 2007, 69,770 options were outstanding and options for 100,230 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the six-months ended June 30, 2007, no options were granted under the Director Plan. Options for 2,500 shares of common stock were exercised during the six-months ended June 30, 2007. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 18 months. At June 30, 2007, 9,500 options were outstanding and options for 20,500 shares of common stock were reserved for future issuance for the Director Plan.

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

The Corporation did not issue any options during the six-months ended June 30, 2007. For the three and six-months ended June 30, 2007, compensation cost related to the Corporation’s employee stock option plan recorded in net income was $5,000 and $9,000, respectively. As of June 30, 2007, $2,000 in unrecognized compensation costs remained to be recognized in the third quarter of 2007.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007

NOTE D – COMPENSATION AND BENEFIT PLANS (Continued)

A summary of the Corporation’s stock option activity and related information is presented below for the six-months ended June 30, 2007.

	2007
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1,	70,070	$19.26
Granted	—	—
Exercised	300	18.00
Forfeited	—	—

Outstanding, June 30,	69,770	$19.26

Exercisable, June 30,	62,770	$19.40

Director stock options:
Outstanding, January 1,	12,000	$19.50
Granted	—	—
Exercised	2,500	19.80
Forfeited	—	—

Outstanding, June 30,	9,500	$19.42

Exercisable, June 30,	9,500	$19.42

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007

NOTE E – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and six-month periods ended June 30, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$64	$61	$3	$3
Interest cost	92	87	15	15
Expected return on plan assets	(140)	(123)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(23)	(23)	—	—
Recognition of net actuarial loss (gain)	18	25	(7)	(7)

Net periodic benefit cost	$11	$27	$25	$25

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$128	$121	$7	$7
Interest cost	184	174	29	29
Expected return on plan assets	(281)	(246)	—	—
Amortization of transition amount	—	—	28	28
Amortization of prior service cost	(45)	(45)	—	—
Recognition of net actuarial loss (gain)	35	50	(14)	(13)

Net periodic benefit cost	$21	$54	$50	$51

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2006, the Corporation expects to contribute $300,000 to its pension plan during the last quarter of 2007. No contributions were made for the three or six-month periods ended June 30, 2007. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2007 for postretirement benefits. Approximately $24,000 and $30,000 in contributions were made for postretirement benefits for the six-month periods ended June 30, 2007 and 2006, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007

NOTE F – REGULATORY CAPITAL REQUIREMENTS

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

	June 30, 2007			December 31, 2006
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.35%	12.18%	8.36%	11.30%	12.15%	8.41%
First Century Bank, N.A.	10.87%	11.70%	8.01%	10.91%	11.75%	8.12%

NOTE G – SEGMENT INFORMATION

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,181,000 at June 30, 2007 and $4,733,000 at December 31, 2006. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $62,408,000 at June 30, 2007, and $60,117,000 at December 31, 2006, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007

NOTE I– INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2007:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$190	$23,302	$677	$47,712
Federal agency mortgage-backed securities	35	3,353	116	4,849
Other debt securities	—	—	14	1,986

Total securities available for sale	$225	$26,655	$807	$54,547

Securities held to maturity:
Municipal bonds	$128	$6,493	$111	$5,072

Total securities held to maturity	$128	$6,493	$111	$5,072

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007

NOTE J – NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Corporation did not early adopt SFAS 159. The Corporation is currently reviewing the effect SFAS 159 will have on its financial statements.

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

June 30, 2007

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

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2007

Pensions

We have a defined benefit pension plan covering substantially all employees with at least six months of service who are at least 20 1/2 years of age. Pension expense is determined by an actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. We review these assumptions with the plan actuaries and modify them as necessary to reflect current market conditions as well as anticipated long-term market conditions.

Results of Operations for Three Months ended June 30, 2007

We attained net income of $1,148,000 for the second three-month period of 2007, which was unchanged from the three-month period ended June 30, 2006. The most significant component, net interest income, amounted to $4,096,000 for the three-month period ended June 30, 2007, an increase of $28,000, or 0.7%, as compared to $4,068,000 for the second quarter of 2006. This increase reflected the growth of earning assets experienced during 2006 and early 2007, partially offset by additional interest expense as certificates of deposit continue to reprice from a lower rate environment. Net interest margins for the three months ended June 30, 2007 and 2006 were 3.82% and 4.08%, respectively.

Interest income for the three-month period ended June 30, 2007 increased $829,000, or 14.1%, to $6,714,000, from $5,885,000 for the three-month period ended June 30, 2006. Interest income reflected a weighted-average yield on earning assets of 6.73% for the three-month period ended June 30, 2007, compared to 6.40% for the same three-month period in 2006. Average interest-earning assets were $398,800,000 and $367,921,000 during the three months ended June 30, 2007 and 2006, respectively.

Interest expense increased $801,000, or 44.1%, to $2,618,000 for the three-month period ended June 30, 2007, from $1,817,000 for the same period in 2006. This reflected an average cost of funds of 3.10% and 2.36%, respectively, for the three-month periods ended June 30, 2007 and 2006. Average interest-bearing liabilities were $337,936,000 and $308,570,000 during the three months ended June 30, 2007 and 2006, respectively.

The provision for loan losses was $63,000 for the three months ended June 30, 2007. This was an increase of $15,000, or 31.3%, from $48,000 for the same period in 2006. The increase in the provision for loan losses reflects the impact of several large recoveries received during 2006 which resulted in lower than usual provisions for comparative purposes.

Noninterest income exclusive of securities gains and losses of $1,122,000 for the three-month period ended June 30, 2007 represented a decrease of $84,000, or 7.0%, compared to $1,206,000 for the same period in 2006. We also had net realized losses on sales of securities of $32,000 in the 2006 period with no corresponding gains or losses during the second quarter of 2007.

Noninterest expenses amounted to $3,427,000 for the three months ended June 30, 2007, a slight increase of $3,000, from $3,424,000 for the same period in 2006. Decreases in personnel and premises related expenses were offset by increased costs for data processing, other taxes and loan collections. Income taxes of $580,000 and $622,000 for the three-month periods ended June 30, 2007 and 2006 represented 33.6% and 35.1% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2007

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended June 30, 2007 and 2006 were $0.59 and $0.58, respectively. Earnings through June 30, 2007 reflect an annualized return on average assets (ROAA) of 1.07% compared to 1.15% for the three-month period ended June 30, 2006. In addition, these earnings reflect an annualized return on average equity (ROAE) of 11.62% and 12.56%, respectively, for the periods ending June 30, 2007 and 2006. Dividends paid in the second quarter of 2007 increased 4.0% to $0.26 per share from $0.25 per share for the three-month period ended June 30, 2006.

Results of Operations for Six Months ended June 30, 2007

We attained net income of $2,221,000 for the first six months of 2007, representing an increase of $86,000, or 4.0%, from the comparable 2006 level of $2,135,000. The most significant component, net interest income, amounted to $8,106,000 for the six-month period ended June 30, 2007, an increase of $94,000, or 1.2%, as compared to $8,012,000 for the first six months of 2006. Again, this reflects the impact of stabilizing short-term interest rates on the variable nature of our loan portfolio, along with an overall increase in earning assets during the period offset by higher interest expense for deposits. Net interest margins for the six months ended June 30, 2007 and 2006 were 3.83% and 4.06%, respectively.

Interest income for the six-month period ended June 30, 2007 was $13,181,000, an increase of $1,774,000, or 15.6%, from $11,407,000 for the six-month period ended June 30, 2006. Interest income reflected a weighted-average yield on earning assets of 6.69% for the six-month period ended June 30, 2007, compared to 6.27% for the same six-month period in 2006. Average interest earning assets were $393,960,000 and $363,981,000 during the six months ended June 30, 2007 and 2006, respectively.

Interest expense was $5,075,000 for the six-month period ended June 30, 2007 or an increase of $1,680,000, from $3,395,000 for the same period in 2006. This reflected an average cost of funds of 3.03% and 2.22%, respectively, for the six-month periods ended June 30, 2007 and 2006. Average interest-bearing liabilities were $334,882,000 and $306,112,000 during the six months ended June 30, 2007 and 2006, respectively.

The provision for loan losses was $97,000 for the six months ended June 30, 2007. The provision for loan losses for the same period in 2006 was $91,000. Again, management does not anticipate the provision for loan losses to compare this favorably during the remainder of 2007 as there were several large recoveries received during 2006 which resulted in lower than usual provisions for comparative purposes.

Noninterest income exclusive of securities gains and losses of $2,232,000 for the six-month period ended June 30, 2007 represented a decrease of $93,000, or 4.0%, compared to $2,325,000 for the same period in 2006. This decrease was primarily due to decreases in service charges on deposit accounts and income from fiduciary activities. We also had net realized losses on the sales of securities of $58,000 in the 2006 period with no corresponding gains or losses during the first six months of 2007.

Noninterest expenses amounted to $6,857,000 for the six months ended June 30, 2007, a decrease of $34,000, or 0.5%, from $6,891,000 for the same period in 2006. Reductions in personnel and occupancy expenses were mostly offset by increased costs for data processing, other taxes and loan collection expenses. Income taxes of $1,163,000 and $1,162,000 for the six-month periods ended June 30, 2007 and 2006, respectively, represented 34.4% and 35.2% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2007

Earnings per weighted-average common share, and per diluted share, for the six-month periods ended June 30, 2007 were $1.13 and $1.12, respectively, compared to $1.09 and $1.08, respectively, for the six-months ended June 30, 2006. Earnings through June 30, 2007 reflect an annualized ROAA of 1.05% compared to 1.08% for the six-month period ended June 30, 2006. In addition, these earnings reflect an annualized ROAE of 11.33% and 11.72%, respectively, for the periods ending June 30, 2007 and 2006. Dividends through the second quarter of 2007 increased to $0.52 per share, or 4.0%, from $0.50 per share for the six-month period ended June 30, 2006.

Financial Condition and Asset Quality

Total assets at June 30, 2007 increased $18,417,000 or 4.5% to $429,365,000 as compared to $410,948,000 at December 31, 2006. The loan portfolio increased 2.1% during this six-month period to $298,851,000 at June 30, 2007, from $292,643,000 at December 31, 2006. The increase in loans was attributable to management’s ongoing strategy to expand the Corporation’s commercial loan participation efforts with several community banks in Virginia, coupled with increased loan production in our Princeton and Beckley, West Virginia markets. The investment portfolio increased approximately $11,532,000, or 13.1%, during this same period. Total deposits increased by $10,241,000, or 2.9%, to $367,596,000 at June 30, 2007 from $357,355,000 at December 31, 2006. Noninterest-bearing deposits increased by $1,781,000, or 4.0%. Interest-bearing deposits increased $8,460,000, or 2.7%, during this same period resulting from a successful deposit generation campaign, initiated to replace other borrowings and to support asset growth.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, a slowing in the local economy could result in increased credit deterioration beyond expectations. Additionally, with the recent increasing interest rate environment and the variable rate nature of many of our commercial loans, we monitor the impact of these changes on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,555,000 at June 30, 2007, unchanged from December 31, 2006. This resulted in the ratio of the allowance for loan losses to total loans decreasing from 0.87% at December 31, 2006, to 0.85% at June 30, 2007. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,181,000 at June 30, 2007 and $4,733,000 at December 31, 2006. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $62,408,000 at June 30, 2007, and $60,117,000 at December 31, 2006, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At June 30, 2007 and December 31, 2006, the reserve for unfunded lending commitments was $21,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2007

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $2,748,000 of liquidity for the six-month period ended June 30, 2007, compared to $2,639,000 for the same six months in 2006. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $8,281,000 for the six-month period ended June 30, 2007, compared to $4,431,000 for the six-month period ended June 30, 2006. During the first six months of 2007, loan production and securities purchases offset additional liquidity from deposit generation. As of June 30, 2007, we had approximately $58,264,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2007, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. At June 30, 2007, we owned $1,028,500 of stock, and had $10,567,000 in borrowings outstanding for overnight liquidity needs through the FHLB. As of June 30, 2007, there was no outstanding balance on our federal funds purchased line of $8,600,000 from The Bankers Bank, Atlanta, GA, which is also available for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of June 30, 2007.

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

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of June 30, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2007, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended June 30, 2007.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1-30, 2007	—	—	—	14,143
May 1-31, 2007	6,170	$26.37	6,170	27,973
June 1-30, 2007	1,528	$26.06	1,528	26,445

Total	7,698	$26.31	7,698

The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors (i) on February 15, 2005, to allow for the purchase of up to 40,000 shares; (ii) on May 24, 2005, to allow for the purchase of up to 60,000 shares; and (iii) on May 15, 2007, to allow for the purchase of up to 80,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 17, 2007. Total outstanding shares were 1,963,879 at April 17, 2007. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fourteen (14) nominees for director to serve for a term of one year.

Nominee	Shares For	Shares Against	Abstentions
Dr. J.J. Booker	1,588,997	66,556	—
Paul Cole, Jr.	1,640,314	15,239	—
Eustace Frederick	1,579,117	76,436	—
B. L. Jackson, Jr.	1,649,253	6,300	—
Robert M. Jones, Jr., M.D.	1,652,553	3,000	—
Samuel V. Jones	1,581,777	73,776	—
Marshall S. Miller	1,578,906	76,647	—
Charles A. Peters	1,649,253	6,300	—
John H. Shott	1,652,453	3,100	—
Walter L. Sowers	1,652,342	3,211	—
Wm. Chandler Swope	1,564,636	90,917	—
J. Brookins Taylor, M.D.	1,648,453	7,100	—
Frank W. Wilkinson	1,638,423	17,130	—
R. W. Wilkinson	1,648,403	7,150	—

(2) To ratify the selection of Brown, Edwards and Company, LLP to serve as independent auditors for the registrant for the year ending December 31, 2007. Shares for: 1,586,287; Shares against: 10,096; Abstentions: 59,170.

ITEM 5 – OTHER INFORMATION

(a)	None

(b)	None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number
3.	Articles of Incorporation and Bylaws
3(a)	Articles of Amendment to Articles of Incorporation (1)	—
3(b)	Restated Articles of Incorporation (2)	—
3(c)	Amended and Restated By-laws of the Company (3)	—
11.	Statement regarding computation of per share earnings (4)	—
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	24
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	25
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	26
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	27

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005
(4)	These statements are included in Note C in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date: August 14, 2007