Form 10-Q
period 2007-09-30
FIRST CENTURY BANKSHARES INC
filed 2007-11-14
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 14, 2007, was 1,921,691 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,644	$10,162
Interest-bearing balances with banks	163	50
Securities available for sale: (cost approximated $85,135 at September 30, 2007, and $74,447 at December 31, 2006)	85,088	73,441
Securities held to maturity: (fair value approximated $15,836 at September 30, 2007 and $13,354 at December 31, 2006)	15,901	13,399
Federal Home Loan Bank and Federal Reserve Bank Stock	1,150	1,287
Loans	297,611	292,643
Less allowance for loan losses	2,455	2,555

Net loans	295,156	290,088
Premises and equipment	12,631	12,202
Real estate owned other than bank premises	400	517
Other assets	5,185	4,619
Goodwill	5,183	5,183

TOTAL ASSETS	$431,501	$410,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$45,503	$44,452
Interest-bearing	325,374	312,903

Total deposits	370,877	357,355
Short term borrowings	17,269	12,674
Other liabilities	2,898	2,487

TOTAL LIABILITIES	391,044	372,516

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,942,541 at September 30, 2007, and 1,962,879 at December 31, 2006	2,500	2,500
Paid-in capital	774	783
Retained earnings	39,023	37,118
Treasury stock, at cost; 57,459 shares at September 30, 2007, and 37,121 shares at December 31, 2006	(1,407)	(865)
Accumulated other comprehensive (loss) income, net of tax	(433)	(1,104)

TOTAL STOCKHOLDERS’ EQUITY	40,457	38,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$431,501	$410,948

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$5,788	$5,355	$16,801	$14,806
Interest on balances with banks	8	—	52	13
Interest and dividends from securities available for sale:
Taxable	957	811	2,759	2,456
Interest and dividends from securities held to maturity:
Taxable	13	14	42	44
Tax-exempt	132	118	385	348
Interest on federal funds sold	11	—	51	38

TOTAL INTEREST INCOME	6,909	6,298	20,090	17,705

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	567	441	1,634	1,159
Interest on other deposits	1,973	1,562	5,689	3,955
Interest on federal funds purchased and securities sold under agreements to repurchase	146	121	384	367
Interest on other liabilities for borrowed money	43	95	97	133

TOTAL INTEREST EXPENSE	2,729	2,219	7,804	5,614

Net interest income	4,180	4,079	12,286	12,091
Provision for loan losses	13	78	110	169

Net interest income after provision for loan losses	4,167	4,001	12,176	11,922

NONINTEREST INCOME
Income from fiduciary activities	390	430	1,170	1,255
Other operating income	855	796	2,307	2,296
Securities gains (losses)	—	—	—	(58)

TOTAL NONINTEREST INCOME	1,245	1,226	3,477	3,493

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,742	1,748	5,147	5,248
Premises and equipment expense	511	564	1,620	1,743
Other noninterest expense	1,294	1,081	3,637	3,293

TOTAL NONINTEREST EXPENSE	3,547	3,393	10,404	10,284

Income before income taxes	1,865	1,834	5,249	5,131
Provision for income taxes	637	620	1,800	1,782

NET INCOME	$1,228	$1,214	$3,449	$3,349

NET INCOME PER COMMON SHARE:
Basic	$0.63	$0.62	$1.76	$1.71
Diluted	$0.62	$0.62	$1.75	$1.70
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,951,574	1,958,807	1,958,596	1,957,807
Diluted	1,964,928	1,970,983	1,972,544	1,968,871

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2005	$2,500	$785	$34,686	$(1,119)	$(899)	$35,953
Comprehensive income:
Net income	—	—	3,349	—	—	3,349
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	240	—	240

Total comprehensive income	—	—	3,349	240	—	3,589

Purchase 3,630 treasury shares at $24.00 per share	—	—	—	—	(87)	(87)
Option exercises 6,736 shares	—	3	—	—	87	90
Cash dividends paid - $0.75 per share	—	—	(1,469)	—	—	(1,469)

Balance at September 30, 2006	$2,500	$788	$36,566	$(879)	$(899)	$38,076

Balance at December 31, 2006	$2,500	$783	$37,118	$(1,104)	$(865)	$38,432
Comprehensive income:

Net income	—	—	3,449	—	—	3,449
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	671	—	671

Total comprehensive income	—	—	3,449	671	—	4,120

Purchase 23,138 treasury shares at $26.16 per share	—	—	—	—	(606)	(606)
Option exercises 2,800 shares	—	(9)	—	—	64	55
Cash dividends paid - $0.79 per share	—	—	(1,544)	—	—	(1,544)

Balance at September 30, 2007	$2,500	$774	$39,023	$(433)	$(1,407)	$40,457

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,449	$3,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	110	169
Depreciation and amortization	640	732
Securities (gains) losses	—	58
(Accretion) amortization of securities (discounts) premiums, net	(53)	(36)
(Increase) decrease in interest receivable and other assets	(120)	(27)
Increase in interest payable and other liabilities	114	213

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,140	4,458

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(3,680)	(1,887)
Purchases of securities available for sale	(28,518)	(5,302)
(Purchases) redemptions of Federal Home Loan Bank stock, net	137	(283)
Proceeds from maturities and calls of securities held to maturity	1,160	1,735
Proceeds from maturities and calls of securities available for sale	17,901	3,564
Proceeds from sales of securities available for sale	—	6,942
Net (increase) decrease in loans	(5,498)	(25,659)
Acquisition of fixed assets	(1,069)	(1,267)

NET CASH USED BY INVESTING ACTIVITIES	(19,567)	(22,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	2,859	(12,694)
Net increase in time deposits	10,663	28,637
Net increase (decrease) in short-term borrowings	4,595	1,477
Cash received from stock option exercise	55	90
Purchase of treasury stock	(606)	(87)
Cash dividends paid	(1,544)	(1,469)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,022	15,954

Net decrease in cash and cash equivalents	595	(1,745)
Cash and cash equivalents at beginning of period	10,212	14,299

Cash and cash equivalents at end of period	$10,807	$12,554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,573	$5,342
Income taxes	1,595	1,758

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and nine-month periods ended September 30, 2007, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2007	2006	2007	2006
Unrealized holding gains (losses) arising during the period	$985	$1,013	$960	$307
Reclassification adjustment for (gains) losses included in net income	—	—	—	58

Other comprehensive income (loss) before tax	985	1,013	960	365
Income tax (expense) benefit related to other comprehensive income (loss)	(316)	(345)	(289)	(125)

Other comprehensive income (loss)	$669	$668	$671	$240

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE C - EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from operations for the three and nine-month periods ended September 30, 2007 and 2006:

	For the three months ended September 30,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,228,000	1,951,574	$0.63	$1,214,000	1,958,807	$0.62

Effect of dilutive securities – Stock options (Note D)	0	13,354		0	12,176

Diluted EPS
Income available to common shareholders and assumed conversions	$1,228,000	1,964,928	$0.62	$1,214,000	1,970,983	$0.62

	For the nine months ended September 30,
	2007			2006
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$3,449,000	1,958,596	$1.76	$3,349,000	1,957,807	$1.71

Effect of dilutive securities – Stock options (Note D)	0	13,948		0	11,064

Diluted EPS
Income available to common shareholders and assumed conversions	$3,449,000	1,972,544	$1.75	$3,349,000	1,968,871	$1.70

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE D – STOCK BASED COMPENSATION

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the nine-months ended September 30, 2007, no options were granted under the Officer Plan. Options for 300 shares of common stock were exercised during the nine-months ended September 30, 2007. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 16 months. At September 30, 2007, 69,770 options were outstanding and options for 100,230 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the nine-months ended September 30, 2007, no options were granted under the Director Plan. Options for 2,500 shares of common stock were exercised during the nine-months ended September 30, 2007. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 15 months. At September 30, 2007, 9,500 options were outstanding and options for 20,500 shares of common stock were reserved for future issuance for the Director Plan.

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

The Corporation did not issue any options during the nine-months ended September 30, 2007. For the three and nine-months ended September 30, 2007, compensation cost related to the Corporation’s employee stock option plan recorded in net income was $2,000 and $11,000, respectively. As of September 30, 2007, there was no unrecognized compensation cost remaining to be recognized in 2007.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE D – STOCK BASED COMPENSATION (Continued)

A summary of the Corporation’s stock option activity and related information is presented below for the nine-months ended September 30, 2007.

	2007
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1,	70,070	$19.26
Granted	—	—
Exercised	300	18.00
Forfeited	—	—

Outstanding, September 30,	69,770	$19.26

Exercisable, September 30,	69,770	$19.26

Director stock options:
Outstanding, January 1,	12,000	$19.50
Granted	—	—
Exercised	2,500	19.80
Forfeited	—	—

Outstanding, September 30,	9,500	$19.42

Exercisable, September 30,	9,500	$19.42

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE E – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and nine-month periods ended September 30, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$63	$60	$3	$4
Interest cost	92	87	15	15
Expected return on plan assets	(141)	(123)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	18	25	(7)	(6)

Net periodic benefit cost	$10	$27	$25	$27

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$191	$181	$10	$12
Interest cost	276	261	44	45
Expected return on plan assets	(422)	(369)	—	—
Amortization of transition amount	—	—	42	42
Amortization of prior service cost	(67)	(67)	—	—
Recognition of net actuarial loss (gain)	53	75	(21)	(18)

Net periodic benefit cost	$31	$81	$75	$81

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2006, the Corporation expects to contribute $300,000 to its pension plan during the last quarter of 2007. No contributions were made for the three or nine-month periods ended September 30, 2007. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2007 for postretirement benefits. Approximately $36,000 and $45,000 in contributions were made for postretirement benefits for the nine-month periods ended September 30, 2007 and 2006, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

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

	September 30, 2007 Combined Capital			December 31, 2006 Combined Capital
	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Entity
Consolidated	11.49%	12.28%	8.37%	11.30%	12.15%	8.41%
First Century Bank, N.A.	11.12%	11.92%	8.10%	10.91%	11.75%	8.12%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,189,000 at September 30, 2007 and $4,733,000 at December 31, 2006. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $66,977,000 at September 30, 2007, and $60,117,000 at December 31, 2006, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE I - INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at September 30, 2007:

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Description of Security
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$8	$5,267	$197	$33,227
Federal agency mortgage-backed securities	5	727	79	3,933
Other debt securities	—	—	19	1,981

Total securities available for sale	$13	$5,994	$295	$39,141

Securities held to maturity:
Municipal bonds	$55	$3,818	$59	$5,096

Total securities held to maturity	$55	$3,818	$59	$5,096

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

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

FIRST CENTURY BANKSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS September 30, 2007

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

September 30, 2007

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

Results of Operations for Three Months ended September 30, 2007

We attained net income of $1,228,000 for the third three-month period of 2007, which was unchanged from the three-month period ended September 30, 2006. The most significant component, net interest income, amounted to $4,180,000 for the three-month period ended September 30, 2007, an increase of $101,000, or 2.5%, as compared to $4,079,000 for the third quarter of 2006. This increase reflected the growth of earning assets experienced during 2006 and early 2007, partially offset by additional interest expense as certificates of deposit continue to reprice from a lower rate environment. Net interest margins for the three months ended September 30, 2007 and 2006 were 3.87% and 4.01%, respectively.

Interest income for the three-month period ended September 30, 2007 increased $611,000, or 9.7%, to $6,909,000, from $6,298,000 for the three-month period ended September 30, 2006. Interest income reflected a weighted-average yield on earning assets of 6.90% for the three-month period ended September 30, 2007, compared to 6.68% for the same three-month period in 2006. Average interest-earning assets were $400,612,000 and $377,346,000 during the three months ended September 30, 2007 and 2006, respectively.

Interest expense increased $510,000, or 23.0%, to $2,729,000 for the three-month period ended September 30, 2007, from $2,219,000 for the same period in 2006. This reflected an average cost of funds of 3.19% and 2.82%, respectively, for the three-month periods ended September 30, 2007 and 2006. Average interest-bearing liabilities were $342,408,000 and $314,817,000 during the three months ended September 30, 2007 and 2006, respectively.

The provision for loan losses was $13,000 for the three months ended September 30, 2007. This was a decrease of $65,000, or 83.3%, from $78,000 for the same period in 2006. The decrease in the provision for loan losses reflects the pending resolution of one larger commercial credit and one residential construction loan which was previously in nonaccrual.

Noninterest income exclusive of securities gains and losses of $1,245,000 for the three-month period ended September 30, 2007 represented an increase of $19,000, or 1.5%, compared to $1,226,000 for the same period in 2006. Reductions in fiduciary income were offset by increases in other noninterest income.

Noninterest expenses amounted to $3,547,000 for the three months ended September 30, 2007, an increase of $154,000, from $3,393,000 for the same period in 2006. Decreases in personnel and premises related expenses were offset by increased costs for data processing, supplies and loan collections. Income taxes of $637,000 and $620,000 for the three-month periods ended September 30, 2007 and 2006 represented 34.2% and 33.8% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2007

Earnings per weighted-average common share for the three-month periods ended September 30, 2007 and 2006 were $0.63 and $0.62, respectively. Earnings per diluted share were $0.62 for the three-month periods ended September 30, 2007 and 2006, respectively. Earnings through September 30, 2007 reflect an annualized return on average assets (ROAA) of 1.14% compared to 1.19% for the three-month period ended September 30, 2006. In addition, these earnings reflect an annualized return on average equity (ROAE) of 12.27% and 12.97%, respectively, for the periods ending September 30, 2007 and 2006. Dividends paid in the third quarter of 2007 increased 8.0% to $0.27 per share from $0.25 per share for the three-month period ended September 30, 2006.

Results of Operations for Nine Months ended September 30, 2007

We attained net income of $3,449,000 for the first nine months of 2007, representing an increase of $100,000, or 3.0%, from the comparable 2006 level of $3,349,000. The most significant component, net interest income, amounted to $12,286,000 for the nine-month period ended September 30, 2007, an increase of $195,000, or 1.6%, as compared to $12,091,000 for the first nine months of 2006. Again, this reflects the impact of stabilizing short-term interest rates on the variable nature of our loan portfolio, along with an overall increase in earning assets during the period offset by higher interest expense for deposits. Net interest margins for the nine months ended September 30, 2007 and 2006 were 3.84% and 4.04%, respectively.

Interest income for the nine-month period ended September 30, 2007 was $20,090,000, an increase of $2,385,000, or 13.5%, from $17,705,000 for the nine-month period ended September 30, 2006. Interest income reflected a weighted-average yield on earning assets of 6.76% for the nine-month period ended September 30, 2007, compared to 6.41% for the same nine-month period in 2006. Average interest earning assets were $396,177,000 and $368,436,000 during the nine months ended September 30, 2007 and 2006, respectively.

Interest expense was $7,804,000 for the nine-month period ended September 30, 2007, an increase of 39.0%, or $2,190,000, from $5,614,000 for the same period in 2006. This reflected an average cost of funds of 3.08% and 2.42%, respectively, for the nine-month periods ended September 30, 2007 and 2006. Average interest-bearing liabilities were $337,391,000 and $309,013,000 during the nine months ended September 30, 2007 and 2006, respectively.

The provision for loan losses was $110,000 for the nine months ended September 30, 2007. The provision for loan losses for the same period in 2006 was $169,000. Net charge-offs for the nine-month period ended September 30, 2007 were $210,000 compared to $189,000 for the same period in 2006.

Noninterest income exclusive of securities gains and losses of $3,477,000 for the nine-month period ended September 30, 2007 represented a decrease of $74,000, or 2.1%, compared to $3,551,000 for the same period in 2006. This decrease was primarily due to decreases in service charges on deposit accounts and income from fiduciary activities. We also had net realized losses on the sales of securities of $58,000 in the 2006 period with no corresponding gains or losses during the first nine months of 2007.

Noninterest expenses amounted to $10,404,000 for the nine months ended September 30, 2007, an increase of $120,000, or 1.2%, from $10,284,000 for the same period in 2006. Reductions in personnel and occupancy expenses were mostly offset by increased costs for data processing, other taxes and loan collection expenses. Income taxes of $1,800,000 and $1,782,000 for the nine-month periods ended September 30, 2007 and 2006, respectively, represented 34.3% and 34.7% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2007

Earnings per weighted-average common share, and per diluted share, for the nine-month periods ended September 30, 2007 were $1.76 and $1.75, respectively, compared to $1.71 and $1.70, respectively, for the nine-months ended September 30, 2006. Earnings through September 30, 2007 reflect an annualized ROAA of 1.08% compared to 1.12% for the nine-month period ended September 30, 2006. In addition, these earnings reflect an annualized ROAE of 11.65% and 12.15%, respectively, for the periods ending September 30, 2007 and 2006. Dividends through the third quarter of 2007 increased to $0.79 per share, or 5.3%, from $0.75 per share for the nine-month period ended September 30, 2006.

Financial Condition and Asset Quality

Total assets at September 30, 2007 increased $20,553,000 or 5.0% to $431,501,000 as compared to $410,948,000 at December 31, 2006. The loan portfolio increased 1.7% during this nine-month period to $297,611,000 at September 30, 2007, from $292,643,000 at December 31, 2006. The increase in loans was attributable to management’s ongoing strategy to expand the Corporation’s commercial loan participation efforts with several community banks in Virginia, coupled with increased loan production in our Princeton and Beckley, West Virginia markets. The investment portfolio increased approximately $14,149,000, or 16.3%, during this same period. Total deposits increased by $13,522,000, or 3.8%, to $370,877,000 at September 30, 2007 from $357,355,000 at December 31, 2006. Noninterest-bearing deposits increased by $1,051,000, or 2.4%. Interest-bearing deposits increased $12,471,000, or 4.0%, during this same period resulting from a successful deposit generation campaign, initiated to replace other borrowings and to support asset growth.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,455,000 at September 30, 2007, compared to $2,555,000 at December 31, 2006. This resulted in the ratio of the allowance for loan losses to total loans decreasing from 0.87% at December 31, 2006, to 0.82% at September 30, 2007. Estimates may change at some point in the future.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,189,000 at September 30, 2007 and $4,733,000 at December 31, 2006. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $66,977,000 at September 30, 2007, and $60,117,000 at December 31, 2006, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At September 30, 2007 the reserve for unfunded lending commitments was $8,000 compared to $21,000 at December 31, 2006. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2007

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $4,140,000 of liquidity for the nine-month period ended September 30, 2007, compared to $4,458,000 for the same nine months in 2006. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $19,061,000 for the nine-month period ended September 30, 2007, compared to $5,299,000 for the nine-month period ended September 30, 2006. During the first nine months of 2007, loan production and securities purchases offset additional liquidity from deposit generation. As of September 30, 2007, we had approximately $51,951,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of September 30, 2007, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. At September 30, 2007, we owned $767,000 of stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. As of September 30, 2007, there was no outstanding balance on our federal funds purchased line of $8,600,000 from The Bankers Bank, Atlanta, GA, which is also available for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, The Bankers Bank or the Federal Reserve Bank of Richmond as of September 30, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of September 30, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2007, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended September 30, 2007.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
July 1-31, 2007	1,172	$26.06	1,172	25,273
August 1-31, 2007	11,468	$26.11	11,468	13,805
September 1-30, 2007	2,800	$26.00	2,800	11,005

Total	15,440	$26.08	15,440

The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors (i) on February 15, 2005, to allow for the purchase of up to 40,000 shares; (ii) on May 24, 2005, to allow for the purchase of up to 60,000 shares; (iii) on May 15, 2007, to allow for the purchase of up to 80,000 shares; and (iv) on October 16, 2007, to allow for the purchase of up to 120,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

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

Date: November 14, 2007