Form 10-K
period 2007-12-31
FIRST CENTURY BANKSHARES INC
filed 2008-03-28
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2007 (computed based on the price at which the common equity was last sold) was $38,769,295.

The number of shares outstanding of the registrant’s common stock as of March 10, 2008, was 1,910,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2007, are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 22, 2008 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2007 FORM 10-K ANNUAL REPORT

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

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by FCBNA. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 16 of the Notes to the Consolidated Financial Statements in the Registrant’s 2007 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates eleven additional branches in Mercer, Raleigh, Summers and Wyoming counties in southern West Virginia and Tazewell and

Wythe Counties in southwestern Virginia. As of December 31, 2007, FCBNA had 165 full-time employees and 15 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

FUTURE ACQUISITIONS AND EXPANSION

The Registrant may from time to time consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the registrant will evaluate the potential of offering new financial services allowed under the Act. During 2005, the Corporation announced plans to open a new branch facility in Beckley, West Virginia. This office was opened in January 2006 as a temporary facility while a permanent location is being constructed. The permanent location is expected to open in the second quarter of 2008. The Registrant’s current strategic plan calls for continued expansion through de novo branching in new markets beyond the existing service area.

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

As of December 31, 2007, the regulatory capital ratios of the Corporation and FCBNA are set forth in the table in Note 16 of the notes of the accompanying consolidated financial statements.

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

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 24 of the accompanying 2006 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

AVAILABLE INFORMATION

The Registrant files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such filed reports with the Securities and Exchange Commission (“SEC”). These reports are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may read and copy any materials that we file with the SEC at the Public Reference Room. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Registrant also maintains a website for investor relations that can be accessed at www.firstcentury.com that contains additional information about the activities of the Registrant.

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

Changes in interest rates may adversely affect the Corporation’s business

The Corporation’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income earned on loans and other assets that earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Board of Governors of the Federal Reserve System or otherwise beyond those which are contemplated by the Corporation’s interest rate risk model and policy could have an effect on net interest income. For more information concerning the Corporation’s interest rate risk model and policy, see the Asset and Liability Management and Interest Rate Sensitivity section, and the Liability Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16, and Note 15 of the Notes to Consolidated Financial Statements of the accompanying 2007 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2007.

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

The following table sets forth purchases by the Corporation of its equity securities during the three months ended December 31, 2007.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1-31, 2007	450	$26.00	450	50,555
November 1-30, 2007	33,299	$22.46	33,299	17,256
December 1-31, 2007	—	$—	—	17,256

Total	33,749	$22.51	33,749

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

Pages 21 through 22 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10 (Stockholder’s Equity) and Note 11 (Stock Based Compensation) of the Notes to Consolidated Financial Statements of the accompanying 2007 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13 (incorporated herein by reference) describes further the information for the market, stockholders, dividends, relative performance of the Registrant’s common stock and equity based compensation plans. The payment of dividends is subject to the restrictions described in Note 16 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock during each calendar quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data required by this item is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on page 24 of the accompanying 2007 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 24 of the accompanying 2007 Annual Report to

Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found on page 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 15 of the Notes to Consolidated Financial Statements of the accompanying 2007 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this item can be found in the Asset and Liability Management and Interest Rate Sensitivity section and the Liability Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 14 through 16, and Note 15 of the Notes to Consolidated Financial Statements of the accompanying 2007 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent registered public accounting firm for the years ended December 31, 2007, 2006, and 2005, which are included in the Corporation’s 2007 Annual Report to Stockholders, are incorporated herein by reference as Exhibit 13.

The report of the independent registered public accounting firm, Brown, Edwards & Company, L.L.P., Bluefield, West Virginia, on page 54, reflects an unqualified opinion on the 2007 and 2006 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.

Reference to

2007 Annual Report

Consolidated Statements of Financial Condition	Page 25

Consolidated Statements of Income	Page 26

Consolidated Statements of Changes in Stockholders’ Equity	Page 27

Consolidated Statements of Cash Flows	Page 28

Notes to Consolidated Financial Statements	Pages 29 –52

Management’s Annual Report on Internal Control Over Financial Reporting	Page 53

Report of Independent Registered Public Accounting Firm	Page 54

The supplementary financial information required by this item is set forth in Note 18 of “Notes to Consolidated Financial Statements” on Page 52 of the Corporation’s 2007 Annual Report to Stockholders, incorporated herein by reference as Exhibit 13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures:

Senior management monitors and reviews the internal controls established for the various operating activities of the Company on an on-going basis. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company’s financial officers to prepare the Company’s periodic SEC filings and corresponding financial statements. Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the fiscal year covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within First Century Bankshares, Inc. to disclose material information otherwise required to be set forth in our periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s annual report on internal control over financial reporting appears on Page 53 of the Corporation’s 2007 Annual Report to Stockholders, incorporated herein by reference as Exhibit 13.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 19, 2008 (which is not later than 120 days after December 31, 2007, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “CURRENT DIRECTORS AND NOMINEES FOR DIRECTORS” on page 11, “IDENTIFICATION OF EXECUTIVE OFFICERS” on page 28, “Family Relationships” on page 10, “The Audit and Compliance Committee” on pages 3-4, the “Nominating Committee and the Nomination Process” on pages 5-7, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 31, in our 2008 Proxy Statement and is incorporated herein by reference to such proxy statement.

A copy of the Code of Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 19, 2008, (which is not later than 120 days after December 31, 2005, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “COMPENSATION DISCUSSION AND ANALYSIS” on pages 15-19, “EXECUTIVE COMPENSATION” on pages 20-26, “DIRECTOR COMPENSATION” on pages 26-27, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” on page 5, and “COMPENSATION COMMITTEE REPORT” on page 27, in our 2008 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 19, 2008, (which is not later than 120 days after December 31, 2007, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Principal Stockholders” on page 30, and “Security Ownership of Directors and Named Executive Officers” on page 29 in our 2008 Proxy Statement is incorporated herein by reference to such proxy statement. The information required by this item pertaining to securities authorized for issuance under equity compensation plans is contained in Note 11 of the Notes to Consolidated Financial Statements of the accompanying 2007 Annual Report to Stockholders which is incorporated by reference in this Form 10-K annual report as Exhibit 13. All equity compensation plans have been previously approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 19, 2008, (which is not later than 120 days after December 31, 2007, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Review and Approval of Transactions with Related Persons” on page 8, “Independence of Directors and Nominees” on page 7, and “Related Person Transactions” subsection of “Review and Approval of Transactions with Related Persons” on page 8 in our 2008 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 19, 2008, (which is not later than 120 days after December 31, 2007, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” on pages 13-14 in our 2008 Proxy Statement and is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

See Item 8 on Pages 9-10 of this document for a listing of all Financial Statements, Report of Independent Registered Public Accounting Firm, and Supplementary Data.

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

(Registrant)	First Century Bankshares, Inc.

	BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer Principal Accounting & Financial Officer

	DATE:	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ B. L. Jackson	Date:	March 28, 2008
B. L. Jackson, Jr.
Chairman of the Board and Director

BY:	/s/ R. W. Wilkinson	Date:	March 28, 2008
R. W. Wilkinson
President & Chief Executive Officer and Director
(Principal Executive Officer)

BY:	/s/ Frank W. Wilkinson	Date:	March 28, 2008
Frank W. Wilkinson
Secretary and Director

BY:	/s/ J. J. Booker	Date:	March 28, 2008
Dr. J. J. Booker
Director

BY:	/s/ Paul Cole, Jr.	Date:	March 28, 2008
Paul Cole, Jr.
Director

BY:	/s/ Eustace Frederick	Date:	March 28, 2008
Eustace Frederick
Director

BY:	/s/ Robert M. Jones, Jr.	Date:	March 28, 2008
Robert M. Jones, Jr., M.D.
Vice Chairman of the Board and Director

BY:	/s/ Samuel V. Jones	Date:	March 28, 2008
Samuel V. Jones
Director

BY:	/s/ Marshall S. Miller	Date:	March 28, 2008
Marshall S. Miller
Director

BY:	/s/ Charles A. Peters	Date:	March 28, 2008
Charles A. Peters
Director

BY:	/s/ John H. Shott	Date:	March 28, 2008
John H. Shott
Director

BY:	/s/ Walter L. Sowers	Date:	March 28, 2008
Walter L. Sowers
Director

BY:	/s/ Wm. Chandler Swope	Date:	March 28, 2008
Wm. Chandler Swope
Director

BY:	/s/ J. Brookins Taylor	Date:	March 28, 2008
J. Brookins Taylor, M. D.
Director