Form 10-Q
period 2008-03-31
FIRST CENTURY BANKSHARES INC
filed 2008-05-14
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 11, 2008, was 1,908,024 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,369	$13,462
Interest-bearing balances with banks	2,052	65
Securities available for sale	74,984	82,763
Securities held to maturity: (estimated fair value of $19,049 at March 31, 2008 and $18,176 at December 31, 2007)	18,835	18,156
Federal Home Loan Bank and Federal Reserve Bank Stock	1,252	1,430
Loans	298,728	296,946
Less allowance for loan losses	2,455	2,455

Net loans	296,273	294,491
Premises and equipment	13,903	13,385
Real estate owned other than bank premises	130	135
Other assets	4,242	4,809
Goodwill	5,183	5,183

TOTAL ASSETS	$430,223	$433,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$48,784	$44,905
Interest-bearing	317,251	317,850

Total deposits	366,035	362,755
Short-term borrowings	20,203	27,708
Other liabilities	3,050	3,011

TOTAL LIABILITIES	389,288	393,474

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,908,024 at March 31, 2008, and 1,909,792 at December 31, 2007	2,500	2,500
Paid-in capital	757	772
Retained earnings	39,876	39,670
Treasury stock, at cost; 91,976 shares at March 31, 2008, and 90,208 shares at December 31, 2007	(2,183)	(2,144)
Accumulated other comprehensive (loss) income, net of tax	(15)	(393)

TOTAL STOCKHOLDERS’ EQUITY	40,935	40,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$430,223	$433,879

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$4,684	$5,407
Interest on balances with banks	31	31
Interest and dividends from securities available for sale:
Taxable	1,022	865
Interest and dividends from securities held to maturity:
Taxable	13	15
Tax-exempt	165	119
Interest on federal funds sold	21	30

TOTAL INTEREST INCOME	5,936	6,467
INTEREST EXPENSE
Interest on time deposits of $100,000 or more	533	512
Interest on other deposits	1,748	1,819
Interest on federal funds purchased and securities sold under agreements to repurchase	103	121
Interest on other liabilities for borrowed money	3	5

TOTAL INTEREST EXPENSE	2,387	2,457

Net interest income	3,549	4,010
Provision for loan losses	103	34

Net interest income after provision for loan losses	3,446	3,976
NONINTEREST INCOME
Income from fiduciary activities	405	390
Other operating income	733	720
Securities gains (losses)	—	—

TOTAL NONINTEREST INCOME	1,138	1,110
NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,775	1,747
Furniture and equipment expense	629	555
Other noninterest expense	1,087	1,128

TOTAL NONINTEREST EXPENSE	3,491	3,430

Income before income taxes	1,093	1,656
Provision for income taxes	371	583

NET INCOME	$722	$1,073

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.55
Diluted	$0.38	$0.54
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,909,995	1,963,135
Diluted	1,918,171	1,978,135

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2006	$2,500	$783	$37,118	$(1,104)	$(865)	$38,432
Comprehensive income:
Net income	—	—	1,073	—	—	1,073
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	227	—	227

Total comprehensive income	—	—	1,073	227	—	1,300
Option exercises 1,000 shares	—	(3)	—	—	23	20
Cash dividends paid - $0.26 per share	—	—	(510)	—	—	(510)

Balance at March 31, 2007	$2,500	$780	$37,681	$(877)	$(842)	$39,242

Balance at December 31, 2007	$2,500	$772	$39,670	$(393)	$(2,144)	$40,405
Comprehensive income:
Net income	—	—	722	—	—	722
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	378	—	378

Total comprehensive income	—	—	722	378	—	1,100
Purchase 2,780 treasury shares at $22.72 per share	—	—	—	—	(63)	(63)
Option exercises 1,012 shares	—	(15)	—	—	24	9
Cash dividends paid - $0.27 per share	—	—	(516)	—	—	(516)

Balance at March 31, 2008	$2,500	$757	$39,876	$(15)	$(2,183)	$40,935

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$722	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	103	34
Depreciation and amortization	270	220
Securities (gains) losses	—	—
Amortization (accretion) of securities premiums (discounts), net	(130)	(7)
(Increase) decrease in interest receivable and other assets	572	(137)
Increase (decrease) in interest payable and other liabilities	(186)	371

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,351	1,554
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(686)	(1,316)
Purchases of securities available for sale	(17,616)	(12,566)
Redemptions of Federal Home Loan Bank stock	178	313
Proceeds from maturities and calls of securities held to maturity	—	—
Proceeds from maturities and calls of securities available for sale	26,135	4,869
Proceeds from sales of securities available for sale	—	—
Net decrease (increase) in loans	(1,885)	3,182
Acquisition of fixed assets	(788)	(90)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	5,338	(5,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	6,069	9,720
Net increase (decrease) in time deposits	(2,789)	2,588
Net increase (decrease) in short-term borrowings	(7,505)	148
Cash received from stock option exercise	9	20
Purchase of treasury stock	(63)	—
Cash dividends paid	(516)	(510)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(4,795)	11,966

Net increase (decrease) in cash and cash equivalents	1,894	7,912
Cash and cash equivalents at beginning of period	13,527	10,212

Cash and cash equivalents at end of period	$15,421	$18,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,362	$2,394
Income taxes	9	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three-month period ended March 31, 2008, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Unrealized holding gains (losses) arising during the period	$603	$344
Reclassification adjustment for (gains) losses included in net income	—	—

Other comprehensive income (loss) before tax	603	344
Income tax (expense) benefit related to other comprehensive income (loss)	225	117

Other comprehensive income (loss)	$378	$227

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008			2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$722,000	1,909,995	$0.38	$1,073,000	1,963,135	$0.55

Effect of dilutive securities –
Stock options	—	8,176		—	15,000

Diluted EPS
Income available to common shareholders and assumed conversions	$722,000	1,918,171	$0.38	$1,073,000	1,978,135	$0.54

NOTE D – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	2008	2007
Balance at beginning of year	$2,455	$2,555
Provision for loan losses	103	34
Recoveries on loans previously charged off	34	51
Loans charged off	(137)	(85)

Balance at March 31,	$2,455	$2,555

The following is a summary of loans considered impaired at March 31, 2008 and 2007.

	2008	2007
Gross impaired loans	$5,206	$3,405
Valuation allowance for impaired loans	(199)	(288)

Recorded investment in impaired loans	$5,007	$3,117

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE E – STOCK BASED COMPENSATION

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE E – COMPENSATION AND BENEFIT PLANS (Continued)

A summary of the Corporation’s stock option activity and related information is presented below for the three months ended March 31, 2008.

	2008
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1,	69,635	$19.26
Granted	—	—
Exercised	5,120	20.25
Forfeited	—	—

Outstanding, March 31,	64,515	$19.19

Exercisable, March 31,	64,515	$19.19
Director stock options:
Outstanding, January 1,	8,500	$19.32
Granted	—	—
Exercised	500	18.00
Forfeited	—	—

Outstanding, March 31,	8,000	$19.41

Exercisable, March 31,	8,000	$19.41

NOTE F – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$71	$64	$4	$4
Interest cost	103	92	14	14
Expected return on plan assets	(152)	(141)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	24	17	(7)	(7)

Net periodic benefit cost	$24	$10	$25	$25

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2007, the Corporation expects to contribute $300,000 to its pension plan during the last quarter of 2008. No contributions were made for the three-month period ended March 31, 2008. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2008 for postretirement benefits. Approximately $15,000 and $12,000 in contributions were made for postretirement benefits for the three-month periods ended March 31, 2008 and 2007, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE G – REGULATORY CAPITAL REQUIREMENTS

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

	March 31, 2008			December 31, 2007
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.42%	12.21%	8.41%	11.45%	12.24%	8.33%
First Century Bank, N.A.	11.04%	11.83%	8.12%	11.06%	11.86%	8.04%

NOTE H – SEGMENT INFORMATION

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

NOTE I – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,137,000 at March 31, 2008 and $4,136,000 at December 31, 2007. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $55,390,000 at March 31, 2008, and $61,781,000 at December 31, 2007, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE J – INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2008:

(Dollars in thousands)

	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$—	$—	$—	$—
Federal agency mortgage-backed securities	18	3,128	1	221
Other debt securities	53	974	18	1,981

Total securities available for sale	$71	$4,102	$19	$2,202

Securities held to maturity:
Municipal bonds	$22	$2,719	$8	$844

Total securities held to maturity	$22	$2,719	$8	$844

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

NOTE K – NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 for financial assets and liabilities and did not impact the Company’s accounting measurements but it is ultimately expected to result in additional disclosures. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE K – NEW ACCOUNTING STANDARDS (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 effective for the Company on January 1, 2008. Adoption of SFAS 159 did not have a material impact on the financial position, results of operations or cash flows of the Company.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The application of SAB 109 will not have a material impact on the financial position, results of operations or cash flows of the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE L – FAIR VALUE MEASUREMENT

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale:

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE L – FAIR VALUE MEASUREMENT (Continued)

Foreclosed Assets / Repossessions:

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed asset and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset or repossession as nonrecurring Level 3.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value March 31, 2008	Fair Value Measurements at March 31, 2008, Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$74,984	$—	$74,984	$—

Total	$74,984	$—	$74,984	$—
Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$5,007	$—	$5,007	$—
Foreclosures and repossessions	193	—	193	—

Total	$5,200	$—	$5,200	$—

ITEM 2.	FIRST CENTURY BANKSHARES, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS March 31, 2008

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

March 31, 2008

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

Results of Operations for Three Months ended March 31, 2008

We attained net income of $722,000 for the first three months of 2008, representing a decrease of $351,000, or 32.7%, from the comparable 2007 level of $1,073,000. The most significant component, net interest income, amounted to $3,549,000 for the three-month period ended March 31, 2008, a decrease of $461,000, or 11.5%, as compared to $4,010,000 for the first three months of 2007. This decrease was primarily the result of a sizable commercial loan being placed in nonaccrual status. At March 31, 2008, a commercial loan relationship of approximately $4.2 million became delinquent in excess of 90 days. Placing the loan in nonaccrual status resulted in the reversal of approximately $381,000 accrued but unpaid interest. Additionally, the dramatic reduction in interest rates by the Federal Reserve could not be fully absorbed by reducing rates for certificates of deposit and other deposit products. Net interest margins for the three months ended March 31, 2008 and 2007 were 3.30% and 3.83%, respectively.

Interest income for the three-month period ended March 31, 2008 decreased $531,000, or 8.2%, to $5,936,000, from $6,467,000 for the three-month period ended March 31, 2007. Interest income reflected a weighted-average yield on earning assets of 5.97% for the three-month period ended March 31, 2008, compared to 6.65% for the same three-month period in 2007. Average interest-earning assets were $397,774,000 and $389,119,000 during the three months ended March 31, 2008 and 2007, respectively.

Interest expense decreased $70,000, or 2.8%, to $2,387,000 for the three-month period ended March 31, 2008, from $2,457,000 for the same period in 2007. This reflected an average cost of funds of 2.80% and 2.96%, respectively, for the three-month periods ended March 31, 2008 and 2007. Average interest-bearing liabilities were $340,589,000 and $331,828,000 during the three months ended March 31, 2008 and 2007, respectively.

The provision for loan losses was $103,000 for the three months ended March 31, 2008. This was an increase of $69,000, from $34,000 for the same period in 2007. This increase resulted from $52,000 in additional charge-offs and $17,000 less in recoveries from the comparable 2007 period.

Noninterest income exclusive of securities gains and losses of $1,138,000 for the three-month period ended March 31, 2008 represented an increase of $28,000, or 2.5%, compared to $1,110,000 for the same period in 2007.

Noninterest expenses amounted to $3,491,000 for the three months ended March 31, 2008, an increase of $61,000, or 1.8%, from $3,430,000 for the same period in 2007. This reflected increases in personnel and premises related expenses incurred in advance of opening our new facility in Beckley, West Virginia on April 28, 2008. Other noninterest expense decreased 3.6% primarily due to decreased costs for data processing and loan collections. Income taxes of $371,000 and $583,000 for the three-month periods ended March 31, 2008 and 2007 represented 33.9% and 35.2% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month period ended March 31, 2008 equaled $0.38, compared with $0.55 per common share and $0.54 per diluted share, respectively, in 2007.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2008

Earnings through March 31, 2008 reflect an annualized return on average assets (ROAA) of 0.67% compared to 1.02% for the three-month period ended March 31, 2007. In addition, these earnings reflect an annualized return on average equity (ROAE) of 7.06% and 11.03%, respectively, for the periods ending March 31, 2008 and 2007. Dividends paid through the first quarter of 2008 increased 3.8% to $0.27 per share from $0.26 per share for the three-month period ended March 31, 2007.

Financial Condition and Asset Quality

Total assets at March 31, 2008 decreased $3,656,000 or 0.8% to $430,223,000 as compared to $433,879,000 at December 31, 2007. The loan portfolio increased 0.6% during this three-month period to $298,728,000 at March 31, 2008, from $296,946,000 at December 31, 2007. The investment portfolio decreased approximately $7,278,000, or 7.1%, during this same period. Total deposits increased by $3,280,000, or 0.9%, to $366,035,000 at March 31, 2008 from $362,755,000 at December 31, 2007. Noninterest-bearing deposits increased by $3,879,000, or 8.6%, which is a normal fluctuation with some of our larger commercial customers. Interest-bearing deposits decreased slightly during this same period.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,455,000 at March 31, 2008, unchanged from December 31, 2007. This resulted in the ratio of the allowance for loan losses to total loans decreasing from 0.83% at December 31, 2007, to 0.82% at March 31, 2008. Estimates may change at some point in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, as a percentage of total assets increased from 0.52% at December 31, 2007 to 1.52% at March 31, 2008. As previously mentioned, this increase in nonperforming assets was primarily the result of the deterioration of one commercial credit which was ultimately placed in nonaccrual status during the quarter. Subsequent impairment analysis showed no additional reserve for loss was required. This loan is well secured, as demonstrated by the impairment analysis, and management anticipates repayment of all principal and interest.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,137,000 at March 31, 2008 and $4,136,000 at December 31, 2007. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $55,390,000 at March 31, 2008, and $61,781,000 at December 31, 2007, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2008 and December 31, 2007, the reserve for unfunded lending commitments was $8,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2008

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $1,351,000 of liquidity for the three-month period ended March 31, 2008, compared to $1,554,000 for the same three months in 2007. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $26,135,000 for the three-month period ended March 31, 2008, compared to $4,869,000 for the three-month period ended March 31, 2007. Excess proceeds from maturities and calls of investments during the first quarter of 2008 were used to pay down short-term borrowings acquired at year-end 2007. As of March 31, 2008, we had approximately $36,964,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2008, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. At March 31, 2008, we owned $873,300 of stock, and had $4,183,000 in borrowings outstanding for overnight liquidity needs through the FHLB. As of March 31, 2008, there was no outstanding balance on our federal funds purchased line of $8,600,000 from Silverton Bank, Atlanta, GA, which is available for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, Silverton Bank or the Federal Reserve Bank of Richmond as of March 31, 2008.

FIRST CENTURY BANKSHARES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Asset and Liability Management and Interest Rate Sensitivity” subsection of the Management’s Discussion and Analysis section contained in the Company’s 2007 Annual Report to shareholders. Management believes there has been no material change in either interest rate risk or market risk since December 31, 2007.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of March 31, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2008, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 for disclosures with respect to the Corporation’s risk factors. There have been no material changes since year-end 2007 in the specified risk factors disclosed in the Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended March 31, 2008.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
January 1-31, 2008	—	$—	—	17,256
February 1-29, 2008	—	$—	—	17,256
March 1-31, 2008	2,780	$22.72	2,780	14,476

Total	2,780	$22.72	2,780

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

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	May 14, 2008