Form 10-Q
period 2008-06-30
FIRST CENTURY BANKSHARES INC
filed 2008-08-14
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 11, 2008, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,688	$13,462
Interest-bearing balances with banks	19,864	65
Federal funds sold	40,000	—
Securities available for sale	82,126	82,763
Securities held to maturity: (estimated fair value of $18,052 at June 30, 2008 and $18,176 at December 31, 2007)	18,133	18,156
Federal Home Loan Bank and Federal Reserve Bank Stock	1,184	1,430
Loans	287,834	296,946
Less allowance for loan losses	2,455	2,455

Net loans	285,379	294,491
Premises and equipment	14,888	13,385
Real estate owned other than bank premises	71	135
Other assets	4,166	4,809
Goodwill	5,183	5,183

TOTAL ASSETS	$484,682	$433,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$99,518	$44,905
Interest-bearing	326,731	317,850

Total deposits	426,249	362,755
Short-term borrowings	15,253	27,708
Other liabilities	2,451	3,011

TOTAL LIABILITIES	443,953	393,474

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at June 30, 2008, and 1,909,792 at December 31, 2007	2,500	2,500
Paid-in capital	757	772
Retained earnings	40,365	39,670
Treasury stock, at cost; 96,880 shares at June 30, 2008, and 90,208 shares at December 31, 2007	(2,281)	(2,144)
Accumulated other comprehensive (loss) income, net of tax	(612)	(393)

TOTAL STOCKHOLDERS’ EQUITY	40,729	40,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,682	$433,879

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$4,572	$5,606	$9,256	$11,013
Interest on balances with banks	42	13	73	44
Interest and dividends from securities available for sale:
Taxable	891	937	1,913	1,802
Interest and dividends from securities held to maturity:
Taxable	14	14	27	29
Tax-exempt	161	134	326	253
Interest on federal funds sold	37	10	58	40

TOTAL INTEREST INCOME	5,717	6,714	11,653	13,181

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	456	555	989	1,067
Interest on other deposits	1,470	1,897	3,218	3,716
Interest on short term borrowings	56	166	162	292

TOTAL INTEREST EXPENSE	1,982	2,618	4,369	5,075

Net interest income	3,735	4,096	7,284	8,106
Provision for loan losses	(6)	63	97	97

Net interest income after provision for loan losses	3,741	4,033	7,187	8,009

NONINTEREST INCOME
Income from fiduciary activities	405	390	810	780
Other operating income	754	732	1,487	1,452
Securities gains (losses)	—	—	—	—

TOTAL NONINTEREST INCOME	1,159	1,122	2,297	2,232

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,626	1,658	3,401	3,405
Premises and equipment expense	568	554	1,197	1,109
Other noninterest expense	1,155	1,215	2,242	2,343

TOTAL NONINTEREST EXPENSE	3,349	3,427	6,840	6,857

Income before income taxes	1,551	1,728	2,644	3,384
Provision for income taxes	547	580	918	1,163

NET INCOME	$1,004	$1,148	$1,726	$2,221

NET INCOME PER COMMON SHARE:
Basic	$0.53	$0.59	$0.90	$1.13
Diluted	$0.52	$0.58	$0.90	$1.12
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,907,559	1,961,070	1,908,777	1,962,107
Diluted	1,912,559	1,974,703	1,915,348	1,976,413

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balance at December 31, 2006	$2,500	$783	$37,118	$(1,104)	$(865)	$38,432
Comprehensive income:
Net income	—	—	2,221	—	—	2,221
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	2	—	2

Total comprehensive income	—	—	2,221	2	—	2,223

Purchase 7,698 treasury shares at $26.31 per share	—	—	—	—	(203)	(203)
Option exercises 1,800 shares	—	(9)	—	—	64	55
Cash dividends paid - $0.52 per share	—	—	(1,019)	—	—	(1,019)

Balance at June 30, 2007	$2,500	$774	$38,320	$(1,102)	$(1,004)	$39,488

Balance at December 31, 2007	$2,500	$772	$39,670	$(393)	$(2,144)	$40,405
Comprehensive income:
Net income	—	—	1,726	—	—	1,726
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(219)	—	(219)

Total comprehensive income	—	—	1,726	(219)	—	1,507

Purchase 7,684 treasury shares at $20.95 per share	—	—	—	—	(161)	(161)
Option exercises 1,012 shares	—	(15)	—	—	24	9
Cash dividends paid - $0.54 per share	—	—	(1,031)	—	—	(1,031)

Balance at June 30, 2008	$2,500	$757	$40,365	$(612)	$(2,281)	$40,729

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,726	$2,221
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	97	97
Depreciation and amortization	498	430
Securities losses	—	—
Amortization (accretion) of securities premiums (discounts), net	(142)	(34)
Decrease in interest receivable and other assets	707	169
Decrease in interest payable and other liabilities	(429)	(135)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,457	2,748

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(686)	(2,680)
Purchases of securities available for sale	(32,059)	(17,000)
(Purchases) redemptions of Federal Home Loan Bank stock	246	(124)
Proceeds from maturities and calls of securities held to maturity	696	935
Proceeds from maturities and calls of securities available for sale	32,501	7,346
Proceeds from sales of securities available for sale	—	—
Net decrease (increase) in loans	9,015	(6,587)
Acquisition of fixed assets	(2,001)	(401)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,712	(18,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	71,996	27
Net increase (decrease) in time deposits	(8,502)	10,214
Net increase (decrease) in short-term borrowings	(12,455)	7,205
Cash received from stock option exercise	9	55
Purchase of treasury stock	(161)	(203)
Cash dividends paid	(1,031)	(1,019)

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,856	16,279

Net increase (decrease) in cash and cash equivalents	60,025	516
Cash and cash equivalents at beginning of period	13,527	10,212

Cash and cash equivalents at end of period	$73,552	$10,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,365	$4,929
Income taxes	719	995

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period’s financial statements to place them on a comparable basis with the current period’s financial statements. Operating results are for the three and six-month periods ended June 30, 2008, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2008	2007	2008	2007
Unrealized holding gains (losses) arising during the period	$(953)	$(369)	$(350)	$(25)
Reclassification adjustment for (gains) losses included in net income	—	—	—	—

Other comprehensive income (loss) before tax	(953)	(369)	(350)	(25)
Income tax (expense) benefit related to other comprehensive income (loss)	356	144	131	27

Other comprehensive income (loss)	$(597)	$(225)	$219	$2

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three and six-month periods ended June 30, 2008 and 2007:

	For the three months ended June 30,
	2008			2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,004,000	1,907,559	$0.53	$1,148,000	1,961,070	$0.59

Effect of dilutive securities – Stock options (Note E)	0	5,000		0	13,633

Diluted EPS
Income available to common shareholders and assumed conversions	$1,004,000	1,912,559	$0.52	$1,148,000	1,974,703	$0.58

	For the six months ended June 30,
	2008			2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,726,000	1,908,777	$0.90	$2,221,000	1,962,107	$1.13

Effect of dilutive securities – Stock options (Note E)	0	6,571		0	14,306

Diluted EPS
Income available to common shareholders and assumed conversions	$1,726,000	1,915,348	$0.90	$2,221,000	1,976,413	$1.12

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE D – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007.

	2008	2007
Balance at beginning of year	$2,455	$2,555
Provision for loan losses	97	97
Recoveries on loans previously charged off	128	80
Loans charged off	(225)	(177)

Balance at June 30,	$2,455	$2,555

The following is a summary of loans considered impaired at June 30, 2008 and 2007.

	2008	2007
Gross impaired loans	$4,724	$2,601
Valuation allowance for impaired loans	(104)	(354)

Recorded investment in impaired loans	$4,620	$2,247

NOTE E – STOCK BASED COMPENSATION

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the six months ended June 30, 2008, no options were granted under the Officer Plan. Options for 5,120 shares of common stock were exercised during the six months ended June 30, 2008. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 8 months. At June 30, 2008, 64,515 options were outstanding and options for 105,485 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the six months ended June 30, 2008, no options were granted under the Director Plan. Options for 500 shares of common stock were exercised during the six months ended June 30, 2008. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 7 months. At June 30, 2008, 8,000 options were outstanding and options for 22,000 shares of common stock were reserved for future issuance for the Director Plan.

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE E – STOCK BASED COMPENSATION (Continued)

The Corporation did not issue any options during the six months ended June 30, 2008. For the first half of 2008, no compensation expense related to the Corporation’s employee stock option plan was recorded in net income, and there was no unrecognized compensation costs remaining.

A summary of the Corporation’s stock option activity and related information is presented below for the six months ended June 30, 2008.

	2008
	Option Shares	Weighted- Average Exercise Price
Officer stock options:
Outstanding, January 1,	69,635	$19.26
Granted	—	—
Exercised	5,120	20.25
Forfeited	—	—

Outstanding, June 30,	64,515	$19.19

Exercisable, June 30,	64,515	$19.19

Director stock options:
Outstanding, January 1,	8,500	$19.32
Granted	—	—
Exercised	500	18.00
Forfeited	—	—

Outstanding, June 30,	8,000	$19.41

Exercisable, June 30,	8,000	$19.41

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE F – RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and six-month periods ended June 30, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$71	$64	$3	$3
Interest cost	104	92	15	15
Expected return on plan assets	(151)	(140)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(23)	(23)	—	—
Recognition of net actuarial loss (gain)	23	18	(7)	(7)

Net periodic benefit cost	$24	$11	$25	$25

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$142	$128	$7	$7
Interest cost	207	184	29	29
Expected return on plan assets	(303)	(281)	—	—
Amortization of transition amount	—	—	28	28
Amortization of prior service cost	(45)	(45)	—	—
Recognition of net actuarial loss (gain)	47	35	(14)	(14)

Net periodic benefit cost	$48	$21	$50	$50

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2007, the Corporation expects to contribute $300,000 to its pension plan during the last quarter of 2008. No contributions were made for the three or six-month periods ended June 30, 2008. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2008 for postretirement benefits. Approximately $30,000 and $24,000 in contributions were made for postretirement benefits for the six-month periods ended June 30, 2008 and 2007, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

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

	June 30, 2008			December 31, 2007
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	11.49%	12.27%	8.41%	11.45%	12.24%	8.33%
First Century Bank, N.A.	11.04%	11.83%	8.09%	11.06%	11.86%	8.04%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,011,000 at June 30, 2008 and $4,136,000 at December 31, 2007. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $52,832,000 at June 30, 2008, and $61,781,000 at December 31, 2007, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE J – INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2008:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$102	$11,895	$—	$—
Federal agency mortgage-backed securities	188	15,904	1	68
Other debt securities	49	976	7	1,992

Total securities available for sale	$339	$28,775	$8	$2,060

Securities held to maturity:
Municipal bonds	$141	$7,804	$14	$667

Total securities held to maturity	$141	$7,804	$14	$667

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value June 30, 2008	Fair Value Measurements at June 30, 2008, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$82,126	$—	$82,126	$—

Total	$82,126	$—	$82,126	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$4,620	$—	$4,620	$—
Foreclosures and repossessions	96	—	96	—

Total	$4,716	$—	$4,716	$—

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2008

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

June 30, 2008

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

Results of Operations for Three Months ended June 30, 2008

We attained net income of $1,004,000 for the three-month period ended June 30, 2008. This compared with $1,148,000 earned during the second quarter of 2007. The most significant component, net interest income, amounted to $3,735,000 for the three-month period ended June 30, 2008, a decrease of $361,000, or 8.8%, as compared to $4,096,000 for the second quarter of 2007. Earnings reflect the continuing pressure on the net interest margin arising from the rapid reduction in interest rates by the Federal Reserve that resulted in lower interest income from our variable rate loans. This reduction has not been completely offset by lower interest expense as many certificates of deposit remain at previously higher rates, pending the opportunity to renew in the lower interest rate environment. Net interest margins for the three months ended June 30, 2008 and 2007 were 3.44% and 3.82%, respectively.

Interest income for the three-month period ended June 30, 2008 decreased $997,000, or 14.8%, to $5,717,000, from $6,714,000 for the three-month period ended June 30, 2007. Interest income reflected a weighted-average yield on earning assets of 5.70% for the three-month period ended June 30, 2008, compared to 6.73% for the same three-month period in 2007. Average interest-earning assets were $401,333,000 and $398,800,000 during the three months ended June 30, 2008 and 2007, respectively.

Interest expense decreased $636,000, or 24.3%, to $1,982,000 for the three-month period ended June 30, 2008, from $2,618,000 for the same period in 2007. This reflected an average cost of funds of 2.34% and 3.10%, respectively, for the three-month periods ended June 30, 2008 and 2007. Average interest-bearing liabilities were $339,070,000 and $337,936,000 during the three months ended June 30, 2008 and 2007, respectively.

A net recovery of $6,000 was recorded through the provision for loan losses for the three-months ended June 30, 2008. This was an increase of $69,000, or 109.5%, compared to the provision of $63,000 for the same period in 2007. Management is pleased with the low provision for loan losses which in absolute dollars as a percentage of total loans and average assets compares favorably to peers and to budgeted expectations.

Noninterest income of $1,159,000 for the three-month period ended June 30, 2008 represented an increase of $37,000, or 3.3%, compared to $1,122,000 for the same period in 2007. This increase was primarily due to increases in service charges on deposit accounts and in income from fiduciary activities.

Noninterest expenses amounted to $3,349,000 for the three months ended June 30, 2008, a decrease of $78,000, or 2.3%, from $3,427,000 for the same period in 2007. Reductions in personnel and other noninterest expenses more than offset increased costs of premises and equipment associated with the opening of a new branch facility in Beckley, West Virginia. Income taxes of $547,000 and $580,000 for the three-month periods ended June 30, 2008 and 2007 represented 35.3% and 33.6% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2008

Earnings per weighted-average common share, and per diluted share, for the three-month period ended June 30, 2008 were $0.53 and $0.52, respectively, compared to $0.59 and $0.58, respectively, for the three month period ended June 30, 2007. Earnings through June 30, 2008 reflect an annualized return on average assets (ROAA) of 0.92% compared to 1.07% for the three-month period ended June 30, 2007. In addition, these earnings reflect an annualized return on average equity (ROAE) of 9.79% and 11.62%, respectively, for the periods ending June 30, 2008 and 2007. Dividends paid in the second quarter of 2008 increased 3.8% to $0.27 per share from $0.26 per share for the three-month period ended June 30, 2007.

Results of Operations for Six Months ended June 30, 2008

We attained net income of $1,726,000 for the first six months of 2008, representing a decrease of $495,000, or 22.3%, from the comparable 2007 level of $2,221,000. The most significant component, net interest income, amounted to $7,284,000 for the six-month period ended June 30, 2008, a decrease of $822,000, or 10.1%, as compared to $8,106,000 for the first six months of 2007. This reflects the impact of the current interest rate environment, along with a $381,000 interest reversal from the placement of a $4,200,000 commercial loan in nonaccrual status during the first quarter. We are continuing to work with the borrower on the resolution of this credit, and still believe in the ultimate collectability of all interest, fees and principal related to this loan. Net interest margins for the six months ended June 30, 2008 and 2007 were 3.37% and 3.83%, respectively.

Interest income for the six-month period ended June 30, 2008 was $11,653,000, a decrease of $1,528,000, or 11.6%, from $13,181,000 for the six-month period ended June 30, 2007. Interest income reflected a weighted-average yield on earning assets of 5.83% for the six-month period ended June 30, 2008, compared to 6.69% for the same six-month period in 2007. Average interest earning assets were $399,554,000 and $393,960,000 during the six months ended June 30, 2008 and 2007, respectively.

Interest expense was $4,369,000 for the six-month period ended June 30, 2008 or a decrease of $706,000, from $5,075,000 for the same period in 2007. This reflected an average cost of funds of 2.57% and 3.03%, respectively, for the six-month periods ended June 30, 2008 and 2007. Average interest-bearing liabilities were $339,830,000 and $334,882,000 during the six months ended June 30, 2008 and 2007, respectively.

The provision for loan losses was $97,000 for the six-months ended June 30, 2008 and 2007. This reflects the significant efforts management has made to improve the credit quality and underwriting standards of the Corporation over recent years.

Noninterest income of $2,297,000 for the six-month period ended June 30, 2008 represented an increase of $65,000, or 2.9%, compared to $2,232,000 for the same period in 2007. This increase was primarily due to increases in service charges on deposit accounts and income from fiduciary activities.

Noninterest expenses amounted to $6,840,000 for the six months ended June 30, 2008, a slight decrease of $17,000, from $6,857,000 for the same period in 2007. Reduced accruals for incentive bonus plans offset additional personnel cost for our Beckley, West Virginia expansion, and other noninterest expenses were impacted by reductions in consulting fees and other miscellaneous expenses. Income taxes of $918,000 and $1,163,000 for the six-month periods ended June 30, 2008 and 2007, respectively, represented 34.7% and 34.4% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the six-month period ended June 30, 2008 were $0.90, compared to $1.09 per common share and $1.08 per diluted share, for the six-months ended June 30, 2007. Earnings through June 30, 2008 reflect an annualized ROAA of 0.80% compared to 1.05% for the six-month period ended June 30, 2007. In addition, these earnings reflect an annualized ROAE of 8.43% and 11.33%, respectively, for the periods ending June 30, 2008 and 2007. Dividends through the second quarter of 2008 increased to $0.54 per share, or 3.8%, from $0.52 per share for the six-month period ended June 30, 2007.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2008

Financial Condition and Asset Quality

Total assets at June 30, 2008 were $484,682,000 as compared to $433,879,000 at December 31, 2007, or an increase of $50,803,000, or 11.7%. Total deposits increased by $63,494,000 to $426,249,000 at June 30, 2008 from $362,755,000 at December 31, 2007. Noninterest-bearing deposits increased by $54,613,000, or 121.6%. Interest-bearing deposits increased $8,881,000, or 2.8%, during this same period. The significant increases in total assets and total deposits were primarily attributable to a deposit of approximately $70,000,000, made at the end of June by one of our commercial depositors, that was invested in overnight liquid funds. This was intended to be a short-term deposit and, as of the date of this report, approximately $57,000,000 of these funds have been withdrawn.

The loan portfolio decreased 3.1% during this six-month period to $287,834,000 at June 30, 2008, from $296,946,000 at December 31, 2007. This decrease was attributable to a reduction in the commercial loan participation portfolio which was not offset by increased loan production in our Princeton and Beckley, West Virginia markets. Loan demand in the remaining markets was relatively flat for the period. The investment portfolio decreased approximately $906,000, or 0.9%, during this same period.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,455,000 at June 30, 2008, unchanged from December 31, 2007. This resulted in the ratio of the allowance for loan losses to total loans increasing from 0.83% at December 31, 2007, to 0.85% at June 30, 2008. Estimates may change at some point in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, totaled $6,179,000 at June 30, 2008, compared to $2,255,000 at December 31, 2007. As a percentage of total assets, nonperforming assets increased from 0.52% at December 31, 2007 to 1.27% at June 30, 2008. As previously mentioned, this increase in nonperforming assets was primarily the result of the deterioration of one commercial credit which was ultimately placed in nonaccrual status during the first quarter. When compared to the previous quarter, nonperforming assets improved from $6,524,000, or 1.52% of total assets at March 31, 2008.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2008

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,011,000 at June 30, 2008 and $4,136,000 at December 31, 2007. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $52,832,000 at June 30, 2008, and $61,781,000 at December 31, 2007, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. The reserve for unfunded lending commitments was $10,000 at June 30, 2008, and $8,000 at December 31, 2007. Estimates may change at some point in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $2,457,000 of liquidity for the six-month period ended June 30, 2008, compared to $2,748,000 for the same six months in 2007. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $33,443,000 for the six-month period ended June 30, 2008, compared to $8,281,000 for the six-month period ended June 30, 2007. Excess proceeds from maturities and calls of investments during the second quarter of 2008 were reinvested in the securities portfolio as loan demand remained weak through the period. As of June 30, 2008, we had approximately $35,113,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2008, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. At June 30, 2008, we owned $801,100 of stock, and had no borrowings outstanding through the FHLB. As of June 30, 2008, there were no outstanding balances on our federal funds purchased lines with correspondent banks. Also, there were no outstanding advances from the Federal Reserve Bank of Richmond as of June 30, 2008.

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of June 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2008, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Not Applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities – The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the three months ended June 30, 2008.

	Total # of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1-30, 2008	—	$—	—	14,476
May 1-31, 2008	—	$—	—	14,476
June 1-30, 2008	4,904	$19.94	4,904	9,572

Total	4,904	$19.94	4,904

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

PART II. OTHER INFORMATION (Continued)

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 22, 2008. Total outstanding shares were 1,910,804 at April 22, 2008. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fourteen (14) nominees for director to serve for a term of one year.

Nominee	Shares For	Shares Against	Abstentions
Dr. J.J. Booker	1,638,520	2,026	—
Paul Cole, Jr.	1,633,320	7,226	—
Eustace Frederick	1,633,320	7,226	—
B. L. Jackson, Jr.	1,630,620	9,926	—
Robert M. Jones, Jr., M.D.	1,591,281	49,265	—
Samuel V. Jones	1,638,520	2,026	—
Marshall S. Miller	1,633,320	7,226	—
Charles A. Peters	1,630,620	9,926	—
John H. Shott	1,633,320	7,226	—
Walter L. Sowers	1,633,320	7,226	—
Wm. Chandler Swope	1,629,170	11,376	—
J. Brookins Taylor, M.D.	1,630,620	9,926	—
Frank W. Wilkinson	1,596,481	44,065	—
R. W. Wilkinson	1,596,481	44,065	—

(2) To ratify the selection of Brown, Edwards and Company, LLP to serve as independent auditors for the registrant for the year ending December 31, 2008. Shares for: 1,534,076; Shares against: 69,040; Abstentions: 10,603.

ITEM 5 – OTHER INFORMATION

(a)	None

(b)	None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number
3. Articles of Incorporation and Bylaws

3(a) Articles of Amendment to Articles of Incorporation (1)		—

3(b) Restated Articles of Incorporation (2)		—

3(c) Amended and Restated By-laws of the Company (3)		—

11. Statement regarding computation of per share earnings (4)		—

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		26

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		27

32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer		28

32.2 18 U.S.C. Section 1350 Certification of Chief Financial Officer		29

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K dated December 31, 1999
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2005
(4)	These statements are included in Note C in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	August 14, 2008