Form 10-Q
period 2008-09-30
FIRST CENTURY BANKSHARES INC
filed 2008-11-13
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 11, 2008, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,418	$13,462
Interest-bearing balances with banks	2,022	65
Federal funds sold	—	—
Securities available for sale	81,567	82,763
Securities held to maturity: (estimated fair value of $17,171 at September 30, 2008 and $18,176 at December 31, 2007)	17,457	18,156
Federal Home Loan Bank and Federal Reserve Bank Stock	1,255	1,430
Loans	286,404	296,946
Less allowance for loan losses	2,565	2,455

Net loans	283,839	294,491
Premises and equipment	14,630	13,385
Real estate owned other than bank premises	121	135
Other assets	4,145	4,809
Goodwill	5,183	5,183

TOTAL ASSETS	$421,637	$433,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$52,480	$44,905
Interest-bearing	305,632	317,850

Total deposits	358,112	362,755
Short-term borrowings	19,849	27,708
Other liabilities	2,503	3,011

TOTAL LIABILITIES	380,464	393,474

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at September 30, 2008, and 1,909,792 at December 31, 2007	2,500	2,500
Paid-in capital	757	772
Retained earnings	40,886	39,670
Treasury stock, at cost; 96,880 shares at September 30, 2008, and 90,208 shares at December 31, 2007	(2,280)	(2,144)
Accumulated other comprehensive (loss) income, net of tax	(690)	(393)

TOTAL STOCKHOLDERS’ EQUITY	41,173	40,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,637	$433,879

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$4,471	$5,788	$13,727	$16,801
Interest on balances with banks	66	8	139	52
Interest and dividends from securities available for sale:
Taxable	956	957	2,869	2,759
Interest and dividends from securities held to maturity:
Taxable	13	13	40	42
Tax-exempt	155	132	481	385
Interest on federal funds sold	60	11	118	51

TOTAL INTEREST INCOME	5,721	6,909	17,374	20,090

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	403	567	1,392	1,634
Interest on other deposits	1,291	1,973	4,509	5,689
Interest on federal funds purchased and securities sold under agreements to repurchase	96	146	253	384
Interest on other liabilities for borrowed money	—	43	5	97

TOTAL INTEREST EXPENSE	1,790	2,729	6,159	7,804

Net interest income	3,931	4,180	11,215	12,286
Provision for loan losses	178	13	275	110

Net interest income after provision for loan losses	3,753	4,167	10,940	12,176

NONINTEREST INCOME
Income from fiduciary activities	405	390	1,215	1,170
Other operating income	876	855	2,363	2,307
Securities gains (losses)	—	—	—	—

TOTAL NONINTEREST INCOME	1,281	1,245	3,578	3,477

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,692	1,742	5,093	5,147
Premises and equipment expense	583	511	1,780	1,620
Other noninterest expense	1,148	1,294	3,390	3,637

TOTAL NONINTEREST EXPENSE	3,423	3,547	10,263	10,404

Income before income taxes	1,611	1,865	4,255	5,249
Provision for income taxes	576	637	1,494	1,800

NET INCOME	$1,035	$1,228	$2,761	$3,449

NET INCOME PER COMMON SHARE:
Basic	$0.54	$0.63	$1.45	$1.76
Diluted	$0.54	$0.62	$1.44	$1.75
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,903,120	1,951,574	1,906,891	1,958,596
Diluted	1,904,390	1,964,928	1,911,325	1,972,544

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2006	$2,500	$783	$37,118	$(1,104)	$(865)	$38,432
Comprehensive income:

Net income	—	—	3,449	—	—	3,449
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	671	—	671

Total comprehensive income	—	—	3,449	671	—	4,120

Purchase 23,138 treasury shares at $26.16 per share	—	—	—	—	(606)	(606)
Option exercises 2,800 shares	—	(9)	—	—	64	55
Cash dividends paid—$0.79 per share	—	—	(1,544)	—	—	(1,544)

Balance at September 30, 2007	$2,500	$774	$39,023	$(433)	$(1,407)	$40,457

Balance at December 31, 2007	$2,500	$772	$39,670	$(393)	$(2,144)	$40,405
Comprehensive income:
Net income	—	—	2,761	—	—	2,761
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(297)	—	(297)

Total comprehensive income	—	—	2,761	(297)	—	2,464
Purchase 7,684 treasury shares at $20.95 per share	—	—	—	—	(160)	(160)
Option exercises 1,012 shares	—	(15)	—	—	24	9
Cash dividends paid—$0.81 per share	—	—	(1,545)	—	—	(1,545)

Balance at September 30, 2008	$2,500	$757	$40,886	$(690)	$(2,280)	$41,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,761	$3,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	275	110
Depreciation and amortization	765	640
Securities (gains) losses	—	—
(Accretion) amortization of securities (discounts) premiums, net	(146)	(53)
(Increase) decrease in interest receivable and other assets	758	(120)
Increase (decrease) in interest payable and other liabilities	(331)	114

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,082	4,140

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(686)	(3,680)
Purchases of securities available for sale	(38,818)	(28,518)
(Purchases) redemptions of Federal Home Loan Bank stock, net	175	137
Proceeds from maturities and calls of securities held to maturity	1,365	1,160
Proceeds from maturities and calls of securities available for sale	39,706	17,901
Proceeds from sales of securities available for sale	—	—
Net (increase) decrease in loans	10,297	(5,498)
Acquisition of fixed assets	(2,010)	(1,069)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	10,029	(19,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	9,133	2,859
Net increase (decrease) in time deposits	(13,776)	10,663
Net increase (decrease) in short-term borrowings	(7,859)	4,595
Cash received from stock option exercise	9	55
Purchase of treasury stock	(160)	(606)
Cash dividends paid	(1,545)	(1,544)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(14,198)	16,022

Net increase (decrease) in cash and cash equivalents	(87)	595
Cash and cash equivalents at beginning of period	13,527	10,212

Cash and cash equivalents at end of period	$13,440	$10,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,154	$7,573
Income taxes	1,279	1,595

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three and nine-month periods ended September 30, 2008, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE B—OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2008	2007	2008	2007
Unrealized holding gains (losses) arising during the period	$(124)	$985	$(474)	$960
Reclassification adjustment for (gains) losses included in net income	—	—	—	—

Other comprehensive income (loss) before tax	(124)	985	(474)	960
Income tax (expense) benefit related to other comprehensive income (loss)	46	(316)	177	(289)

Other comprehensive income (loss)	$(78)	$669	$(297)	$671

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE C—EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income from operations for the three and nine-month periods ended September 30, 2008 and 2007:

	For the three months ended September 30,
	2008			2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,035,000	1,903,120	$0.54	$1,228,000	1,951,574	$0.63

Effect of dilutive securities – Stock options (Note E)	0	1,270		0	13,354

Diluted EPS
Income available to common shareholders and assumed conversions	$1,035,000	1,904,390	$0.54	$1,228,000	1,964,928	$0.62

	For the nine months ended September 30,
	2008			2007
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$2,761,000	1,906,891	$1.45	$3,449,000	1,958,596	$1.76

Effect of dilutive securities – Stock options (Note E)	0	4,434		0	13,948

Diluted EPS
Income available to common shareholders and assumed conversions	$2,761,000	1,911,325	$1.44	$3,449,000	1,972,544	$1.75

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE D—ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007.

	2008	2007
Balance at beginning of year	$2,455	$2,555
Provision for loan losses	275	110
Recoveries on loans previously charged off	163	121
Loans charged off	(328)	(331)

Balance at September 30,	$2,565	$2,455

The following is a summary of loans considered impaired at September 30, 2008 and 2007.

	2008	2007
Gross impaired loans	$5,093	$2,351
Valuation allowance for impaired loans	(138)	(236)

Recorded investment in impaired loans	$4,955	$2,115

NOTE E—STOCK BASED COMPENSATION

The Corporation’s 1998 Officer Stock Option Plan (the “Officer Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to officers of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Officer Plan. The options vest 20% per year after their date of grant. During the nine months ended September 30, 2008, no options were granted under the Officer Plan. Options for 5,120 shares of common stock were exercised during the nine months ended September 30, 2008. The weighted average remaining contractual life of currently outstanding options under the Officer Plan is 12 months. At September 30, 2008, 30,500 options were outstanding and options for 139,500 shares of common stock were reserved for future issuance for the Officer Plan.

The Corporation’s 1998 Director Stock Option Plan (the “Director Plan”) provides for the issuance of options to purchase shares of the Corporation’s common stock to directors of the Corporation and its subsidiaries. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant, as defined by the Director Plan. The options are fully vested upon their date of grant. During the nine months ended September 30, 2008, no options were granted under the Director Plan. Options for 500 shares of common stock were exercised during the nine months ended September 30, 2008. The weighted average remaining contractual life of currently outstanding options under the Director Plan is 12 months. At September 30, 2008, 3,000 options were outstanding and options for 27,000 shares of common stock were reserved for future issuance for the Director Plan.

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE E—STOCK BASED COMPENSATION (Continued)

The Corporation did not issue any options during the nine months ended September 30, 2008. For the nine months ended September 30, 2008, no compensation expense related to the Corporation’s employee stock option plan was recorded in net income, and there was no unrecognized compensation costs remaining.

A summary of the Corporation’s stock option activity and related information is presented below for the nine months ended September 30, 2008.

	2008
	Option Shares	Weighted-Average Exercise Price
Officer stock options:
Outstanding, January 1,	69,635	$19.26
Granted	—	—
Exercised	5,120	20.25
Forfeited	34,015	20.25

Outstanding, September 30,	30,500	$18.00

Exercisable, September 30,	30,500	$18.00

Director stock options:
Outstanding, January 1,	8,500	$19.32
Granted	—	—
Exercised	500	18.00
Forfeited	5,000	20.25

Outstanding, September 30,	3,000	$18.00

Exercisable, September 30,	3,000	$18.00

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE F—RETIREMENT AND BENEFIT PLANS

The measurement date for the Corporation’s defined benefit pension plan and the postretirement benefit plan is December 31. The following summarizes the components of net periodic benefit cost for the three and nine-month periods ended September 30, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$71	$63	$3	$3
Interest cost	103	92	15	15
Expected return on plan assets	(153)	(141)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	24	18	(7)	(7)

Net periodic benefit cost	$23	$10	$25	$25

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$213	$191	$10	$10
Interest cost	310	276	44	44
Expected return on plan assets	(456)	(422)	—	—
Amortization of transition amount	—	—	42	42
Amortization of prior service cost	(67)	(67)	—	—
Recognition of net actuarial loss (gain)	71	53	(21)	(21)

Net periodic benefit cost	$71	$31	$75	$75

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2007, the Corporation expects to contribute $300,000 to its pension plan during the last quarter of 2008. No contributions were made for the three or nine-month periods ended September 30, 2008. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2008 for postretirement benefits. Approximately $45,000 and $36,000 in contributions were made for postretirement benefits for the nine-month periods ended September 30, 2008 and 2007, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE G—REGULATORY CAPITAL REQUIREMENTS

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

	September 30, 2008			December 31, 2007
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	12.25%	13.45%	8.37%	11.45%	12.24%	8.33%
First Century Bank, N.A.	11.79%	12.65%	8.05%	11.06%	11.86%	8.04%

NOTE H—SEGMENT INFORMATION

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

NOTE I—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,094,000 at September 30, 2008 and $4,136,000 at December 31, 2007. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $55,723,000 at September 30, 2008, and $61,781,000 at December 31, 2007, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE J—INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at September 30, 2008:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$97	$12,900	$—	$—
Federal agency mortgage-backed securities	185	17,855	—	—
Other debt securities	125	898	2	998

Total securities available for sale	$407	$31,653	$2	$998

Securities held to maturity:
Municipal bonds	$330	$7,155	$14	$665

Total securities held to maturity	$330	$7,155	$14	$665

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

NOTE K—NEW ACCOUNTING STANDARDS

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE K—NEW ACCOUNTING STANDARDS (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. SFAS 159 was effective for the Company on January 1, 2008. Adoption of SFAS 159 did not have a material impact on the financial position, results of operations or cash flows of the Company.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The application of SAB 109 did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE L—FAIR VALUE MEASUREMENT

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE L—FAIR VALUE MEASUREMENT (Continued)

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value September 30, 2008	Fair Value Measurements at September 30, 2008, Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$81,567	$—	$81,567	$—

Total	$81,567	$—	$81,567	$—
Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$4,955	$—	$4,955	$—
Foreclosures and repossessions	159	—	159	—

Total	$5,114	$—	$5,114	$—

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

September 30, 2008

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

September 30, 2008

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

Recent Developments

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the following is a summary of recently enacted laws and regulations that could materially impact First Century’s financial condition or results or operations.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA also included a provision to increase the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the U.S. Treasury will purchase stakes in a wide variety of U.S. banks and thrifts to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the TARP Capital Purchase Program), the Treasury will make $250 billion of capital available to qualifying U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2008

Results of Operations for Three Months ended September 30, 2008

We attained net income of $1,035,000 for the three-month period ended September 30, 2008. This compared with $1,228,000 earned during the third quarter of 2007. The most significant component, net interest income, amounted to $3,931,000 for the three-month period ended September 30, 2008, a decrease of $249,000, or 6.0%, as compared to $4,180,000 for the third quarter of 2007. Earnings reflect the continuing pressure on the net interest margin arising from the rapid reduction in interest rates by the Federal Reserve that resulted in lower interest income from our variable rate loans. This reduction has not been completely offset by lower interest expense as many certificates of deposit remain at previously higher rates, pending the opportunity to renew. Additionally, competition for deposits is very aggressive in the local marketplace which puts further pressure on the interest margin. Net interest margins for the three months ended September 30, 2008 and 2007 were 3.55% and 3.87%, respectively.

Interest income for the three-month period ended September 30, 2008 decreased $1,188,000, or 17.2%, to $5,721,000, from $6,909,000 for the three-month period ended September 30, 2007. Interest income reflected a weighted-average yield on earning assets of 5.76% for the three-month period ended September 30, 2008, compared to 6.90% for the same three-month period in 2007. Average interest-earning assets were $397,550,000 and $400,612,000 during the three months ended September 30, 2008 and 2007, respectively.

Interest expense decreased $939,000, or 34.4%, to $1,790,000 for the three-month period ended September 30, 2008, from $2,729,000 for the same period in 2007. This reflected an average cost of funds of 2.15% and 3.19%, respectively, for the three-month periods ended September 30, 2008 and 2007. Average interest-bearing liabilities were $333,582,000 and $342,408,000 during the three months ended September 30, 2008 and 2007, respectively.

The provision for loan losses was $178,000 for the three-months ended September 30, 2008. This was an increase of $165,000 compared to the provision of $13,000 for the same period in 2007. Net charge-offs were $68,000 for the quarter ended September 30, 2008. An additional provision of $110,000 was made for the quarter due to concerns that the deteriorating national economy would begin to have a negative impact on the Company’s local markets, which have remained relatively stable during this time of volatility.

Noninterest income of $1,281,000 for the three-month period ended September 30, 2008 represented an increase of $36,000, or 2.9%, compared to $1,245,000 for the same period in 2007. This increase was primarily due to increases in service charges on deposit accounts and in income from fiduciary activities.

Noninterest expenses amounted to $3,423,000 for the three months ended September 30, 2008, a decrease of $124,000, or 3.5%, from $3,547,000 for the same period in 2007. Reductions in personnel and other noninterest expenses more than offset increased costs of premises and equipment associated with the opening of a new branch facility in Beckley, West Virginia. Income taxes of $576,000 and $637,000 for the three-month periods ended September 30, 2008 and 2007 represented 35.8% and 34.2% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2008

Earnings per weighted-average common share, and per diluted share, for the three-month period ended September 30, 2008 were both $0.54, compared to $0.63 and $0.62, respectively, for the three month period ended September 30, 2007. Earnings for the three-months ended September 30, 2008 reflect an annualized return on average assets (ROAA) of 0.94% compared to 1.14% for the three-month period ended September 30, 2007. In addition, these earnings reflect an annualized return on average equity (ROAE) of 10.07% and 12.27%, respectively, for the three-months ended September 30, 2008 and 2007. Dividends paid in the third quarter of 2008 were unchanged from the $0.27 per share for the three-month period ended September 30, 2007.

Results of Operations for Nine Months ended September 30, 2008

We attained net income of $2,761,000 for the first nine months of 2008, representing a decrease of $688,000, or 19.9%, from the comparable 2007 level of $3,449,000. The most significant component, net interest income, amounted to $11,215,000 for the nine-month period ended September 30, 2008, a decrease of $1,071,000, or 8.7%, as compared to $12,286,000 for the first nine months of 2007. This reflects the impact of the current interest rate environment, along with a $381,000 interest reversal from the placement of a $4,200,000 commercial loan in nonaccrual status during the first quarter. We are continuing to work with the borrower on the resolution of this credit, and still believe in the ultimate collectability of all interest, fees and principal related to this loan. Net interest margins for the nine months ended September 30, 2008 and 2007 were 3.43% and 3.84%, respectively.

Interest income for the nine-month period ended September 30, 2008 was $17,374,000, a decrease of $2,716,000, or 13.5%, from $20,090,000 for the nine-month period ended September 30, 2007. Interest income reflected a weighted-average yield on earning assets of 5.81% for the nine-month period ended September 30, 2008, compared to 6.76% for the same nine-month period in 2007. Average interest earning assets were $398,886,000 and $396,177,000 during the nine months ended September 30, 2008 and 2007, respectively.

Interest expense was $6,159,000 for the nine-month period ended September 30, 2008 or a decrease of $1,645,000, from $7,804,000 for the same period in 2007. This reflected an average cost of funds of 2.43% and 3.08%, respectively, for the nine-month periods ended September 30, 2008 and 2007. Average interest-bearing liabilities were $337,747,000 and $337,391,000 during the nine months ended September 30, 2008 and 2007, respectively.

The provision for loan losses was $275,000 for the nine-months ended September 30, 2008. This was an increase of $165,000 compared to the provision of $110,000 for the same period in 2007.

Noninterest income of $3,578,000 for the nine-month period ended September 30, 2008 represented an increase of $101,000, or 2.9%, compared to $3,477,000 for the same period in 2007. This increase was primarily due to increases in service charges on deposit accounts and income from fiduciary activities.

Noninterest expenses amounted to $10,263,000 for the nine months ended September 30, 2008, a decrease of $141,000, from $10,404,000 for the same period in 2007. Reduced accruals for incentive bonus plans offset additional personnel cost for our Beckley, West Virginia expansion, and other noninterest expenses were impacted by reductions in consulting fees and other miscellaneous expenses. Income taxes of $1,494,000 and $1,800,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, represented 35.1% and 34.3% of income before income taxes in the respective periods.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2008

Earnings per weighted-average common share, and per diluted share, for the nine-month period ended September 30, 2008 were $1.45 and $1.44, respectively, compared to $1.76 per common share and $1.75 per diluted share, for the nine-months ended September 30, 2007. Earnings for the nine-months ended September 30, 2008 reflect an annualized ROAA of 0.85% compared to 1.08% for the nine-month period ended September 30, 2007. In addition, these earnings reflect an annualized ROAE of 8.97% and 11.65%, respectively, for the periods ended September 30, 2008 and 2007. Dividends through the third quarter of 2008 increased to $0.81 per share, or 2.5%, from $0.79 per share for the nine-month period ended September 30, 2007.

Financial Condition and Asset Quality

Total assets at September 30, 2008 were $421,637,000 as compared to $433,879,000 at December 31, 2007, or a decrease of $12,242,000, or 2.8%. Total deposits decreased by $4,643,000 to $358,112,000 at September 30, 2008 from $362,755,000 at December 31, 2007. Noninterest-bearing deposits increased by $7,575,000, or 16.9%. Interest-bearing deposits decreased $12,218,000, or 3.8%, during this same period.

The loan portfolio decreased 3.6% during this nine-month period to $286,404,000 at September 30, 2008, from $296,946,000 at December 31, 2007. This decrease was attributable to a reduction in the commercial loan participation portfolio which was not offset by increased loan production in our Princeton and Beckley, West Virginia markets. Loan demand in the remaining markets was relatively flat for the period. The investment portfolio decreased approximately $1,895,000, or 1.9%, during this same period.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,565,000 at September 30, 2008, compared to $2,455,000 at December 31, 2007. This resulted in the ratio of the allowance for loan losses to total loans increasing from 0.83% at December 31, 2007, to 0.90% at September 30, 2008. As previously mentioned, an additional provision of $110,000 was made in the third quarter due to concerns that the deteriorating national economy would begin to have a negative impact on the Company’s local markets. Estimates may change at some point in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, totaled $6,492,000 at September 30, 2008, compared to $2,255,000 at December 31, 2007. As a percentage of total assets, nonperforming assets increased from 0.52% at December 31, 2007 to 1.54% at September 30, 2008. This increase in nonperforming assets was primarily the result of the deterioration of one commercial credit which was ultimately placed in nonaccrual status during the first quarter.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2008

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,094,000 at September 30, 2008 and $4,136,000 at December 31, 2007. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $55,723,000 at September 30, 2008, and $61,781,000 at December 31, 2007, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. The reserve for unfunded lending commitments was $10,000 at September 30, 2008, and $8,000 at December 31, 2007. Estimates may change at some point in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $4,082,000 of liquidity for the nine-month period ended September 30, 2008, compared to $4,140,000 for the same nine months in 2007. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $41,071,000 for the nine-month period ended September 30, 2008, compared to $19,061,000 for the nine-month period ended September 30, 2007. Excess proceeds from maturities and calls of investments during the third quarter of 2008 were reinvested in the securities portfolio as loan demand remained weak through the period. As of September 30, 2008, we had approximately $31,279,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of September 30, 2008, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its member’s qualifying assets. At September 30, 2008, we owned $872,300 of stock, and had $830,000 in overnight borrowings outstanding through the FHLB. As of September 30, 2008, there were no outstanding balances on our federal funds purchased lines with correspondent banks. Also, there were no outstanding advances from the Federal Reserve Bank of Richmond as of September 30, 2008.

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of September 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2008, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2008, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	November 13, 2008