Form 10-K
period 2008-12-31
FIRST CENTURY BANKSHARES INC
filed 2009-03-27
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2008 (computed based on the price at which the common equity was last sold) was $27,707,599.

The number of shares outstanding of the registrant’s common stock as of March 24, 2009, was 1,903,120.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2008, are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 28, 2009 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2008 FORM 10-K ANNUAL REPORT

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

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by FCBNA. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 15 of the Notes to the Consolidated Financial Statements in the Registrant’s 2008 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates eleven additional branches in Mercer, Raleigh, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2008,

FCBNA had 162 full-time employees and 15 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

FUTURE ACQUISITIONS AND EXPANSION

The Registrant may from time to time consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the registrant will evaluate the potential of offering new financial services allowed under the Act. During 2005, the Corporation announced plans to open a new branch facility in Beckley, West Virginia. This office was opened in January 2006 as a temporary facility while a permanent location was being constructed. The permanent location opened in the second quarter of 2008 at 1826 Harper Road. This is a full service facility and will be the hub for further expansion in the Raleigh County market. The Registrant’s current strategic plan calls for continued expansion through de novo branching in new markets beyond the existing service area.

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

Failure to meet applicable capital guidelines could subject the financial holding company to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to undercapitalized institutions.

The regulatory capital ratios of the Corporation and FCBNA as of December 31, 2008, are set forth in the table in Note 15 of the Notes to the Consolidated Financial Statements in the Registrant’s 2008 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report.

In November 1999, Congress passed the “Gramm-Leach-Bliley” Financial Services Modernization Act (the “GLB Act”) which repealed two provisions of the Glass-Stegall Act that previously separated banking, insurance, and securities activities. The GLB Act created a new financial services structure, the financial holding company, under the BHCA. Financial holding companies are able to engage in any activity that is deemed (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the BHCA. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature.

As a financial holding company doing business in Virginia and West Virginia, the Corporation is also subject to regulation by the Virginia State Corporation Commission and the West Virginia Board of Banking and Financial Institutions and must submit annual reports to the Virginia Bureau of Financial Institutions and to the West Virginia Division of Banking. Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including any depository institutions affiliated therewith, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of such total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the West Virginia Commissioner of Banking for good cause shown.

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

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Due to its strong capital position, the Corporation elected not to apply for participation in TARP. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Corporation.

On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until an institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

On February 27, 2009, the Federal Deposit Insurance Corporation (“FDIC”) announced plans for a special assessment of 20 basis points of total assessable deposits to aid in restoring reserves to the Deposit Insurance Fund. This will be assessed as of June 30, 2009. The Corporation is participating in efforts by the industry to encourage the FDIC to reduce or delay the implementation of this assessment. Should the assessment be levied as proposed, it will mean a significant reduction in pre-tax income to the Corporation for 2009.

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 21 of the accompanying 2008 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

Not applicable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter ended December 31, 2008.

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

There were no purchases by the Corporation of its equity securities during the three months ended December 31, 2008.

The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors (i) on February 15, 2005, to allow for the purchase of up to 40,000 shares; (ii) on May 24, 2005, to allow for the purchase of up to 60,000 shares; (iii) on May 15, 2007, to allow for the purchase of up to 80,000 shares; and (iv) on October 16, 2007, to allow for the purchase of up to 120,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan. At December 31, 2008, management was authorized to repurchase 9,572 shares.

Page 19 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements of the accompanying 2008 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13 (incorporated herein by reference) describes further the information for the market, stockholders, dividends, relative performance of the Registrant’s common stock and equity based compensation plans. The payment of dividends is subject to the restrictions described in Note 15 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock during each calendar quarter.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 21 of the accompanying 2008 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found on page 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 14 of the Notes to Consolidated Financial Statements of the accompanying 2008 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent registered public accounting firm for the years ended December 31, 2008 and 2007, which are included in the Corporation’s 2008 Annual Report to Stockholders, are incorporated herein by reference as Exhibit 13.

The report of the independent registered public accounting firm, Brown, Edwards & Company, L.L.P., Bluefield, West Virginia, on page 50, reflects an unqualified opinion on the 2008 and 2007 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008.

Reference to

2008 Annual Report

Consolidated Statements of Financial Condition	Page 22
Consolidated Statements of Income	Page 23
Consolidated Statements of Changes in Stockholders’ Equity	Page 24
Consolidated Statements of Cash Flows	Page 25
Notes to Consolidated Financial Statements	Pages 26 - 48
Management’s Annual Report on Internal Control Over Financial Reporting	Page 49
Report of Independent Registered Public Accounting Firm	Page 50

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s annual report on internal control over financial reporting appears on Page 49 of in the Registrant’s 2008 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 27, 2009 (which is not later than 120 days after December 31, 2008, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “CURRENT DIRECTORS AND NOMINEES FOR DIRECTORS” on page 12, “IDENTIFICATION OF EXECUTIVE OFFICERS” on page 23, “Family Relationships” on page 11, “The Audit and Compliance Committee” on pages 4-5, the “Nominating Committee and the Nomination Process” on pages 6-8, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 26, in our 2009 Proxy Statement and is incorporated herein by reference to such proxy statement.

A sample Officer’s Code of Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 27, 2009, (which is not later than 120 days after December 31, 2008, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “EXECUTIVE COMPENSATION” on pages 16-20 and “DIRECTOR COMPENSATION” on pages 21-22, in our 2009 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 27, 2009, (which is not later than 120 days after December 31, 2008, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Principal Stockholders” on page 25, and “Security Ownership of Directors, Nominees for Director and Named Executive Officers” on pages 24-25 in our 2009 Proxy Statement is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 27, 2009, (which is not later than 120 days after December 31, 2008, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Related Persons Transactions” on page 9 and “Independence of Directors and Nominees” on page 8 in our 2009 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accountant fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 27, 2009, (which is not later than 120 days after December 31, 2008, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” on pages 14-15 in our 2009 Proxy Statement and is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		See Item 8 on Page 9 of this document for a listing of all Financial Statements, Report of Independent Registered Public Accounting Firm, and Supplementary Data.

	2.	Financial Statement Schedules.

		All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

	3.	Exhibits Required by Item 601 of Regulation S-K.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit
3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)

3(b)	Restated Articles of Incorporation (2)

3(c)	Amended and Restated By-laws of the Company (3)

11.	Statement regarding computation of per share earnings (4)

13.	Annual report to security holders.

14.	Sample Officer’s Code of Ethics

21.	Subsidiaries of the registrant (5)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.
(4)	These statements are included in Note 9 in the notes to the consolidated financial statements which are incorporated herein by reference.
(5)	This disclosure is included in Note 1 in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)		First Century Bankshares, Inc.

	BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting & Financial Officer)

DATE: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ B. L. Jackson	Date:	March 27, 2009
B. L. Jackson, Jr.
Chairman of the Board and Director

BY:	/s/ R. W. Wilkinson	Date:	March 27, 2009
R. W. Wilkinson
President & Chief Executive Officer and Director
(Principal Executive Officer)

BY:	/s/ J. Ronald Hypes	Date:	March 27, 2009
J. Ronald Hypes
Treasurer
(Principal Accounting & Financial Officer)

BY:	/s/ Frank W. Wilkinson	Date:	March 27, 2009
Frank W. Wilkinson
Secretary and Director

BY:	/s/ J. J. Booker	Date:	March 27, 2009
Dr. J. J. Booker
Director

BY:	/s/ Paul Cole, Jr.	Date:	March 27, 2009
Paul Cole, Jr.
Director

BY:	/s/ Robert M. Jones, Jr.	Date:	March 27, 2009
Robert M. Jones, Jr., M.D.
Vice Chairman of the Board and Director

BY:	/s/ Samuel V. Jones	Date:	March 27, 2009
Samuel V. Jones
Director

BY:	/s/ Marshall S. Miller	Date:	March 27, 2009
Marshall S. Miller
Director

BY:	/s/ Charles A. Peters	Date:	March 27, 2009
Charles A. Peters
Director

BY:	/s/ John H. Shott	Date:	March 27, 2009
John H. Shott
Director

BY:	/s/ Walter L. Sowers	Date:	March 27, 2009
Walter L. Sowers
Director

BY:	/s/ Wm. Chandler Swope	Date:	March 27, 2009
Wm. Chandler Swope
Director

BY:	/s/ J. Brookins Taylor	Date:	March 27, 2009
J. Brookins Taylor, M. D.
Director