Form 10-Q
period 2009-03-31
FIRST CENTURY BANKSHARES INC
filed 2009-05-15
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 11, 2009, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,662	$10,908
Interest-bearing balances with banks	1,048	2,051
Federal funds sold	1,700	3,500
Securities available for sale	73,779	72,849
Securities held to maturity: (estimated fair value of $17,873 at March 31, 2009 and $17,444 at December 31, 2008)	17,708	17,286
Federal Home Loan Bank and Federal Reserve Bank Stock	1,635	1,635
Loans	300,568	296,620
Less allowance for loan losses	2,800	2,690

Net loans	297,768	293,930
Premises and equipment	14,126	14,354
Real estate owned other than bank premises	216	203
Other assets	3,782	3,795
Goodwill	5,183	5,183

TOTAL ASSETS	$427,607	$425,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$50,711	$53,598
Interest-bearing	313,031	304,433

Total deposits	363,742	358,031
Short-term borrowings	18,145	22,658
Other liabilities	4,092	3,640

TOTAL LIABILITIES	385,979	384,329

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at March 31, 2009, and at December 31, 2008	2,500	2,500
Paid-in capital	757	757
Retained earnings	41,446	41,239
Treasury stock, at cost; 96,880 shares at March 31, 2009, and at December 31, 2008	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(795)	(851)

TOTAL STOCKHOLDERS’ EQUITY	41,628	41,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,607	$425,694

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,152	$4,684
Interest on balances with banks	13	31
Interest and dividends from securities available for sale:
Taxable	787	1,022
Interest and dividends from securities held to maturity:
Taxable	13	13
Tax-exempt	152	165
Interest on federal funds sold	2	21

TOTAL INTEREST INCOME	5,119	5,936

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	334	533
Interest on other deposits	1,028	1,748
Interest on federal funds purchased and securities sold under agreements to repurchase	67	103
Interest on other liabilities for borrowed money	2	3

TOTAL INTEREST EXPENSE	1,431	2,387

Net interest income	3,688	3,549
Provision for loan losses	135	103

Net interest income after provision for loan losses	3,553	3,446

NONINTEREST INCOME
Income from fiduciary activities	333	405
Other operating income	703	733

TOTAL NONINTEREST INCOME	1,036	1,138

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,789	1,775
Furniture and equipment expense	572	629
Other noninterest expense	1,179	1,087

TOTAL NONINTEREST EXPENSE	3,540	3,491

Income before income taxes	1,049	1,093
Provision for income taxes	329	371

NET INCOME	$720	$722

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.38
Diluted	$0.38	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,903,120	1,909,995
Diluted	1,903,120	1,918,171

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2007	$2,500	$772	$39,670	$(393)	$(2,144)	$40,405
Comprehensive income:
Net income	—	—	722	—	—	722
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	378	—	378

Total comprehensive income	—	—	722	378	—	1,100

Purchase 2,780 treasury shares at $22.72 per share	—	—	—	—	(63)	(63)
Option exercises 1,012 shares	—	(15)	—	—	24	9
Cash dividends paid - $0.27 per share	—	—	(516)	—	—	(516)

Balance at March 31, 2008	$2,500	$757	$39,876	$(15)	$(2,183)	$40,935

Balance at December 31, 2008	$2,500	$757	$41,239	$(851)	$(2,280)	$41,365
Comprehensive income:
Net income	—	—	720	—	—	720
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	56	—	56

Total comprehensive income	—	—	720	56	—	776

Cash dividends paid - $0.27 per share	—	—	(513)	—	—	(513)

Balance at March 31, 2009	$2,500	$757	$41,446	$(795)	$(2,280)	$41,628

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$720	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	103
Depreciation and amortization	239	270
Amortization (accretion) of securities premiums (discounts), net	2	(130)
Decrease in interest receivable and other assets	22	572
Increase (decrease) in interest payable and other liabilities	418	(186)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,536	1,351

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(783)	(686)
Purchases of securities available for sale	(14,708)	(17,616)
Redemptions of Federal Home Loan Bank stock	—	178
Proceeds from maturities and calls of securities held to maturity	355	—
Proceeds from maturities and calls of securities available for sale	13,872	26,135
Net increase in loans	(3,995)	(1,885)
Acquisition of fixed assets	(11)	(788)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,270)	5,338

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,768	6,069
Net increase (decrease) in time deposits	2,943	(2,789)
Net decrease in short-term borrowings	(4,513)	(7,505)
Cash received from stock option exercise	—	9
Purchase of treasury stock	—	(63)
Cash dividends paid	(513)	(516)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	685	(4,795)

Net increase (decrease) in cash and cash equivalents	(3,049)	1,894
Cash and cash equivalents at beginning of period	16,459	13,527

Cash and cash equivalents at end of period	$13,410	$15,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,428	$2,362
Income taxes	—	9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three-month period ended March 31, 2009, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Unrealized holding gains (losses) arising during the period	$90	$603
Reclassification adjustment for (gains) losses included in net income	—	—

Other comprehensive income (loss) before tax	90	603
Income tax (expense) benefit related to other comprehensive income (loss)	(34)	(225)

Other comprehensive income (loss)	$56	$378

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009			2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$720,000	1,903,120	$0.38	$722,000	1,909,995	$0.38

Effect of dilutive securities – Stock options	—	—		—	8,176

Diluted EPS
Income available to common shareholders and assumed conversions	$720,000	1,903,120	$0.38	$722,000	1,918,171	$0.38

NOTE D – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	2009	2008
Balance at beginning of year	$2,690	$2,455
Provision for loan losses	135	103
Recoveries on loans previously charged off	34	34
Loans charged off	(59)	(137)

Balance at March 31,	$2,800	$2,455

The following is a summary of loans considered impaired at March 31, 2009 and 2008.

	2009	2008
Gross impaired loans	$7,252	$5,206
Valuation allowance for impaired loans	(180)	(199)

Recorded investment in impaired loans	$7,072	$5,007

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE E – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$74	$71	$3	$4
Interest cost	109	103	15	14
Expected return on plan assets	(116)	(152)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	54	24	(9)	(7)

Net periodic benefit cost	$99	$24	$23	$25

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2008, the Corporation expects to contribute $300,000 to its pension plan during the last quarter of 2009. No contributions were made for the three-month period ended March 31, 2009. Additionally, there were no significant changes from the previously reported contributions expected to be paid during 2009 for postretirement benefits. Approximately $12,000 and $15,000 in contributions were made for postretirement benefits for the three-month periods ended March 31, 2009 and 2008, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE F – REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiary have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes common stockholders’ equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. The following table contains the capital ratios for the Corporation and the Bank.

	March 31, 2009			December 31, 2008
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	12.33%	13.23%	9.00%	12.42%	13.30%	8.93%
First Century Bank, N.A.	11.89%	12.79%	8.68%	11.96%	12.84%	8.60%

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

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,349,000 at March 31, 2009 and $4,437,000 at December 31, 2008. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $52,211,000 at March 31, 2009, and $48,186,000 at December 31, 2008, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE I – INVESTMENT SECURITIES

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2009:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$18	$3,981	$—	$—
Federal agency mortgage-backed securities	—	—	—	—
Other debt securities	—	—	43	978

Total securities available for sale	$18	$3,981	$43	$978

Securities held to maturity:
Municipal bonds	$62	$3,308	$—	$—

Total securities held to maturity	$62	$3,308	$—	$—

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

NOTE J – NEW ACCOUNTING STANDARDS

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Corporation to provide additional disclosures related to its benefit plans.

In April 2009, the FASB issued Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE J – NEW ACCOUNTING STANDARDS (Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principals Board Opinion No. (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE K – FAIR VALUE MEASUREMENT

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE K – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value March 31, 2009	Fair Value Measurements at March 31, 2009, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$73,779	$—	$73,779	$—

Total	$73,779	$—	$73,779	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$7,072	$—	$7,072	$—
Foreclosures and repossessions	233	—	233	—

Total	$7,305	$—	$7,305	$—

NOTE L – SUBSEQUENT EVENTS

On May 1, 2009, the Office of the Comptroller of the Currency announced that it had appointed the FDIC as receiver for Silverton Bank, NA, Atlanta, Georgia (“Silverton”). First Century Bank, NA, utilized correspondent services from Silverton, but did not purchase loan participations from Silverton. Management is evaluating the services provided by Silverton to First Century Bank, NA, to determine potential providers for these services in the future. Management expects to write-off the Bank’s investment in Silverton of approximately $168,000 during the second quarter of 2009.

FIRST CENTURY BANKSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

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

There have been historic disruptions in the financial system in the United States during the past year. While the Company has not been significantly negatively impacted during the recent economic crisis, continuation of turbulence in large portions of the global financial markets, is beginning to have a negative impact on the Company’s local markets, which have remained relatively stable during this time of volatility. Although the Company’s local markets have not been dramatically affected, large declines in housing values in other geographic areas of the country have resulted in significant write-downs of asset values by some financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not yet clear what the ultimate impact of liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or other programs that may be initiated in the future will be on financial markets and the financial services industry. An extended U. S. or global recession could have an adverse effect on all financial institutions, including the Company.

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

March 31, 2009

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

Recent Developments

On May 1, 2009, the Office of the Comptroller of the Currency announced that it had appointed the FDIC as receiver for Silverton Bank, NA, Atlanta, Georgia (“Silverton”). First Century Bank, NA, utilized correspondent services from Silverton, but did not purchase loan participations from Silverton. Management is evaluating the services provided by Silverton to First Century Bank, NA, to determine potential providers for these services in the future. Management expects to write-off the Bank’s investment in Silverton of approximately $168,000 during the second quarter of 2009.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2009

Results of Operations for Three Months ended March 31, 2009

We attained net income of $720,000 for the first three months of 2009, representing a decrease of approximately 0.3%, from the comparable 2008 level of $722,000. The most significant component, net interest income, amounted to $3,688,000 for the three-month period ended March 31, 2009, an increase of $139,000, or 3.9%, as compared to $3,549,000 for the first three months of 2008. This increase was primarily the result of management’s efforts to reduce interest expense in excess of the reductions seen in interest income due to rapidly falling interest rates during the last half of 2008. However, as previously disclosed, the net interest income figure for the same period in 2008 was approximately $381,000 lower, due to one commercial loan relationship being placed in nonaccrual. Net interest margins for the three months ended March 31, 2009 and 2008 were 3.44% and 3.30%, respectively.

Interest income for the three-month period ended March 31, 2009 decreased $817,000, or 13.8%, to $5,119,000, from $5,936,000 for the three-month period ended March 31, 2008. Interest income reflected a weighted-average yield on earning assets of 5.20% for the three-month period ended March 31, 2009, compared to 5.97% for the same three-month period in 2008. Average interest-earning assets were $393,617,000 and $397,774,000 during the three months ended March 31, 2009 and 2008, respectively.

Interest expense decreased $956,000, or 40.1%, to $1,431,000 for the three-month period ended March 31, 2009, from $2,387,000 for the same period in 2008. This reflected an average cost of funds of 1.74% and 2.80%, respectively, for the three-month periods ended March 31, 2009 and 2008. Average interest-bearing liabilities were $329,765,000 and $340,589,000 during the three months ended March 31, 2009 and 2008, respectively.

The provision for loan losses was $135,000 for the three months ended March 31, 2009. This was an increase of $32,000 compared to the provision of $103,000 for the same period in 2008. Net charge-offs were $25,000 for the quarter ended March 31, 2009, compared to $103,000 for the quarter ended March 31, 2008. Additional provisions of $110,000 were made in the first quarter of 2009 due to concerns that the deteriorating national economy is beginning to have a negative impact on the Company’s local markets, which had remained relatively stable during this time of volatility.

Noninterest income exclusive of securities gains and losses of $1,036,000 for the three-month period ended March 31, 2009 represented a decrease of $102,000, or 9.0%, compared to $1,138,000 for the same period in 2008.

Noninterest expenses amounted to $3,540,000 for the three months ended March 31, 2009, an increase of $49,000, or 1.4%, from $3,491,000 for the same period in 2008. This reflected an increase in FDIC insurance premium expense of $95,000 in 2009 over the same three-month period in 2008. Income taxes of $329,000 and $371,000 for the three-month periods ended March 31, 2009 and 2008 represented 31.4% and 33.9% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month periods ended March 31, 2009 and 2008 equaled $0.38, respectively. Earnings through March 31, 2009 reflect an annualized return on average assets (ROAA) of 0.67%, unchanged when compared to the three-month period ended March 31, 2008. In addition, these earnings reflect an annualized return on average equity (ROAE) of 6.91% and 7.06%, respectively, for the periods ending March 31, 2009 and 2008. Dividends paid through the first quarter of 2009 were unchanged at $0.27 per share compared to the three-month period ended March 31, 2008.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2009

Financial Condition and Asset Quality

Total assets at March 31, 2009 increased $1,913,000 or 0.5% to $427,607,000 as compared to $425,694,000 at December 31, 2008. The loan portfolio increased 1.3% during this three-month period to $300,568,000 at March 31, 2009, from $296,620,000 at December 31, 2008. The investment portfolio increased approximately $1,352,000, or 1.5%, during this same period. Total deposits increased by $5,711,000, or 1.6%, to $363,742,000 at March 31, 2009 from $358,031,000 at December 31, 2008. Noninterest-bearing deposits decreased by $2,887,000, or 5.4%, which is a normal fluctuation with some of our larger commercial customers. Interest-bearing deposits increased 2.8% from 304,433,000 an December 31, 2008, to $313,031,000 at March 31, 2009.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $2,800,000 at March 31, 2009, compared with $2,690,000 at December 31, 2008. With the additional provision previously mentioned, the allowance for loan losses as a percentage of total loans increased from 0.91% at December 31, 2008, to 0.93% at March 31, 2009. Estimates may change at some point in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $8,955,000 at March 31, 2009. As a percentage of total assets, nonperforming assets increased from 1.57% at December 31, 2008 to 2.09% at March 31, 2009. The increase in nonperforming assets during the first quarter of 2009 was primarily the result of one commercial customer that filed for bankruptcy during the quarter with loans of approximately $1,900,000 that were ultimately placed in nonaccrual status. Subsequent impairment analysis showed no additional reserve for loss was required. Management also continues to work with the commercial customer whose loans with the Company have comprised approximately $4,200,000 of our nonperforming assets since March 2008. Management believes that recent developments with this customer indicate a potential resolution of this credit during 2009.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,349,000 at March 31, 2009 and $4,437,000 at December 31, 2008. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $52,211,000 at March 31, 2009, and $48,186,000 at December 31, 2008, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2009 and December 31, 2008, the reserve for unfunded lending commitments was $10,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2009

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $1,536,000 of liquidity for the three-month period ended March 31, 2009, compared to $1,351,000 for the same three months in 2008. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities decreased to $14,227,000 for the three-month period ended March 31, 2009, compared to $26,135,000 for the three-month period ended March 31, 2008. Excess proceeds from maturities and calls of investments during the first quarter of 2009 were reinvested in the portfolio. As of March 31, 2009, we had approximately $25,117,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2009, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At March 31, 2009, we owned $1,252,500 of stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. As of March 31, 2009, there was no outstanding balance on our federal funds purchased line of $8,600,000 from Silverton Bank, Atlanta, GA, (“Silverton”) which is available for short-term liquidity needs. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh, Silverton Bank or the Federal Reserve Bank of Richmond as of March 31, 2009. Management is evaluating any potential impact from the Federal Home Loan Bank of Pittsburgh’s announcement that it would not be redeeming any excess capital stock from its members in order to better manage its own capital position and that it was discontinuing dividend payments. Management believes that the FHLB System will still be the primary source of liquidity for the banking system in the future, and that there is no impairment in our investment in the FHLB-Pittsburgh.

Additionally, subsequent to March 31, 2009, the Office of the Comptroller of the Currency announced that it had appointed the FDIC as receiver for Silverton. Management is evaluating the services provided by Silverton to First Century Bank, NA, to determine potential providers for these services in the future. Management expects to write-off the Bank’s investment in Silverton of approximately $168,000 during the second quarter of 2009.

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of March 31, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2009, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

(a)	On May 1, 2009, the Office of the Comptroller of the Currency announced that it had appointed the FDIC as receiver for Silverton Bank, NA, Atlanta, Georgia (“Silverton”). First Century Bank, NA, utilized correspondent services from Silverton, but did not purchase loan participations from Silverton. Management is evaluating the services provided by Silverton to First Century Bank, NA, to determine potential providers for these services in the future and the costs of these services. At this time, the Corporation is not able to estimate the costs to replace these services.

Subsequent to this announcement, management of the Corporation concluded that it the Corporation would write-off the Corporation’s equity investment in Silverton. The Corporation estimates that the write-off of the Corporation’s investment in Silverton will be approximately $168,000 and such write-off will be booked during the second quarter of 2009.

(b)	None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number
3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

11.	Statement regarding computation of per share earnings (4)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	23

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	24

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	25

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	26

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.
(4)	These statements are included in Note C in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	May 15, 2009