Form 10-Q
period 2009-06-30
FIRST CENTURY BANKSHARES INC
filed 2009-08-13
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 11, 2009, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,505	$10,908
Interest-bearing balances with banks	4,899	2,051
Federal funds sold	4,000	3,500
Securities available for sale	66,865	72,849
Securities held to maturity: (estimated fair value of $20,825 at June 30, 2009 and $17,444 at December 31, 2008)	20,780	17,286
Federal Home Loan Bank and Federal Reserve Bank Stock	1,635	1,635
Loans	299,667	296,620
Less allowance for loan losses	3,000	2,690

Net loans	296,667	293,930
Premises and equipment	13,932	14,354
Real estate owned other than bank premises	214	203
Other assets	3,513	3,795
Goodwill	5,183	5,183

TOTAL ASSETS	$428,193	$425,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$53,154	$53,598
Interest-bearing	309,712	304,433

Total deposits	362,866	358,031
Short-term borrowings	20,484	22,658
Other liabilities	3,576	3,640

TOTAL LIABILITIES	386,926	384,329

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at June 30, 2009, and at December 31, 2008	2,500	2,500
Paid-in capital	757	757
Retained earnings	41,322	41,239
Treasury stock, at cost; 96,880 shares at June 30, 2009, and at December 31, 2008	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(1,032)	(851)

TOTAL STOCKHOLDERS’ EQUITY	41,267	41,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,193	$425,694

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,112	$4,572	$8,264	$9,256
Interest on balances with banks	12	42	25	73
Interest and dividends from securities available for sale:
Taxable	746	891	1,533	1,913
Interest and dividends from securities held to maturity:
Taxable	14	14	27	27
Tax-exempt	167	161	319	326
Interest on federal funds sold	3	37	5	58

TOTAL INTEREST INCOME	5,054	5,717	10,173	11,653

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	321	456	655	989
Interest on other deposits	936	1,470	1,964	3,218
Interest on short term borrowings	70	56	139	162

TOTAL INTEREST EXPENSE	1,327	1,982	2,758	4,369

Net interest income	3,727	3,735	7,415	7,284
Provision for loan losses	380	(6)	515	97

Net interest income after provision for loan losses	3,347	3,741	6,900	7,187

NONINTEREST INCOME
Income from fiduciary activities	331	405	664	810
Other operating income	836	754	1,539	1,487
Securities gains (losses)	5	—	5	—

TOTAL NONINTEREST INCOME	1,172	1,159	2,208	2,297

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,688	1,626	3,477	3,401
Premises and equipment expense	571	568	1,143	1,197
Other noninterest expense	1,623	1,155	2,802	2,242

TOTAL NONINTEREST EXPENSE	3,882	3,349	7,422	6,840

Income before income taxes	637	1,551	1,686	2,644
Provision for income taxes	246	547	575	918

NET INCOME	$391	$1,004	$1,111	$1,726

NET INCOME PER COMMON SHARE:
Basic	$0.21	$0.53	$0.58	$0.90
Diluted	$0.21	$0.52	$0.58	$0.90
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,903,120	1,907,559	1,903,120	1,908,777
Diluted	1,903,120	1,912,559	1,903,120	1,915,348

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2007	$2,500	$772	$39,670	$(393)	$(2,144)	$40,405
Comprehensive income:
Net income	—	—	1,726	—	—	1,726
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(219)	—	(219)

Total comprehensive income	—	—	1,726	(219)	—	1,507

Purchase 7,684 treasury shares at $20.95 per share	—	—	—	—	(161)	(161)
Option exercises 1,012 shares	—	(15)	—	—	24	9
Cash dividends paid - $0.54 per share	—	—	(1,031)	—	—	(1,031)

Balance at June 30, 2008	$2,500	$757	$40,365	$(612)	$(2,281)	$40,729

Balance at December 31, 2008	$2,500	$757	$41,239	$(851)	$(2,280)	$41,365
Comprehensive income:
Net income	—	—	1,111	—	—	1,111
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(181)	—	(181)

Total comprehensive income	—	—	1,111	(181)	—	930

Cash dividends paid - $0.54 per share	—	—	(1,028)	—	—	(1,028)

Balance at June 30, 2009	$2,500	$757	$41,322	$(1,032)	$(2,280)	$41,267

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,111	$1,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	515	97
Depreciation and amortization	465	498
Securities gains	(5)	—
Loss on write-down of securities carried at cost	168	—
Amortization (accretion) of securities premiums (discounts), net	13	(142)
Decrease in interest receivable and other assets	100	707
Increase (decrease) in interest payable and other liabilities	148	(429)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,515	2,457

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(4,426)	(686)
Purchases of securities available for sale	(25,254)	(32,059)
Redemptions of Federal Home Loan Bank stock	—	246
Proceeds from maturities and calls of securities held to maturity	920	696
Proceeds from maturities and calls of securities available for sale	27,581	32,501
Proceeds from sales of securities available for sale	3,373	—
Net decrease (increase) in loans	(3,354)	9,015
Acquisition of fixed assets	(43)	(2,001)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,203)	7,712

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	5,307	71,996
Net decrease in time deposits	(472)	(8,502)
Net decrease in short-term borrowings	(2,174)	(12,455)
Cash received from stock option exercise	—	9
Purchase of treasury stock	—	(161)
Cash dividends paid	(1,028)	(1,031)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,633	49,856

Net increase in cash and cash equivalents	2,945	60,025
Cash and cash equivalents at beginning of period	16,459	13,527

Cash and cash equivalents at end of period	$19,404	$73,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,788	$4,365
Income taxes	760	719

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three and six-month periods ended June 30, 2009, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2009	2008	2009	2008
Unrealized holding gains (losses) arising during the period	$(374)	$(953)	$(284)	$(350)
Reclassification adjustment for (gains) losses included in net income	(5)	—	(5)	—

Other comprehensive income (loss) before tax	(379)	(953)	(289)	(350)
Income tax (expense) benefit related to other comprehensive income (loss)	142	356	108	131

Other comprehensive income (loss)	$(237)	$(597)	$(181)	$(219)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three-month periods ended June 30, 2009 and 2008:

	For the three months ended June 30,
	2009			2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$391,000	1,903,120	$0.21	$1,004,000	1,907,559	$0.53

Effect of dilutive securities – Stock options	—	—		—	5,000

Diluted EPS
Income available to common shareholders and assumed conversions	$391,000	1,903,120	$0.21	$1,004,000	1,912,559	$0.52

	For the six months ended June 30,
	2009			2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,111,000	1,903,120	$0.58	$1,726,000	1,908,777	$0.90

Effect of dilutive securities – Stock options	—	—		—	6,571

Diluted EPS
Income available to common shareholders and assumed conversions	$1,111,000	1,903,120	$0.58	$1,726,000	1,915,348	$0.90

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE D – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008.

	2009	2008
Balance at beginning of year	$2,690	$2,455
Provision for loan losses	515	97
Recoveries on loans previously charged off	61	128
Loans charged off	(266)	(225)

Balance at June 30,	$3,000	$2,455

The following is a summary of loans considered impaired at June 30, 2009 and 2008.

	2009	2008
Gross impaired loans	$8,907	$4,724
Valuation allowance for impaired loans	(462)	(104)

Recorded investment in impaired loans	$8,445	$4,620

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE E – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three and six-month periods ended June 30, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$73	$71	$3	$3
Interest cost	109	104	15	15
Expected return on plan assets	(115)	(151)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(23)	(23)	—	—
Recognition of net actuarial loss (gain)	54	23	(9)	(7)

Net periodic benefit cost	$98	$24	$23	$25

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$147	$142	$6	$7
Interest cost	218	207	30	29
Expected return on plan assets	(231)	(303)	—	—
Amortization of transition amount	—	—	28	28
Amortization of prior service cost	(45)	(45)	—	—
Recognition of net actuarial loss (gain)	108	47	(18)	(14)

Net periodic benefit cost	$197	$48	$46	$50

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2008, the Corporation expected to contribute $300,000 to its pension plan during the last quarter of 2009. However, the Corporation contributed $150,000 to the pension plan in the second quarter, and now expects to contribute an additional $75,000 in each of the remaining quarters of 2009. There were no significant changes from the previously reported contributions expected to be paid during 2009 for postretirement benefits. Approximately $24,000 and $30,000 in contributions were made for postretirement benefits for the six-month periods ended June 30, 2009 and 2008, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

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

	June 30, 2009			December 31, 2008
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	12.45%	13.42%	8.87%	12.42%	13.30%	8.93%
First Century Bank, N.A.	11.92%	12.89%	8.49%	11.96%	12.84%	8.60%

NOTE G – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,141,000 at June 30, 2009 and $4,437,000 at December 31, 2008. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $45,324,000 at June 30, 2009, and $48,186,000 at December 31, 2008, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE H – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government agency obligations	$36,681	$431	$95	$37,017
U.S. Government agency mortgage-backed securities	28,924	940	16	29,848

TOTAL SECURITIES AVAILABLE FOR SALE	$65,605	$1,371	$111	$66,865

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government agency obligations	$41,148	$856	$—	$42,004
U.S. Government agency mortgage-backed securities	29,131	765	18	29,878
Other debt securities	1,022	—	55	967

TOTAL SECURITIES AVAILABLE FOR SALE	$71,301	$1,621	$73	$72,849

Securities held to maturity are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$20,780	$204	$159	$20,825

TOTAL SECURITIES HELD TO MATURITY	$20,780	$204	$159	$20,825

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$17,286	$229	$71	$17,444

TOTAL SECURITIES HELD TO MATURITY	$17,286	$229	$71	$17,444

Securities with an aggregate fair value of $44,149,000 at June 30, 2009 and $45,362,000 at December 31, 2008, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $20,458,000 at June 30, 2009 and $22,632,000 at December 31, 2008 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE H – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	2009	2008	2009	2008
Proceeds from sales	$3,373	$—	$3,373	$—
Gross realized gains	115	—	115	—
Gross realized losses	110	—	110	—

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at June 30, 2009 are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$6,392	$6,473	$81
Due after one year through five years	24,972	25,282	310
Due after five years through ten years	21,195	21,611	416
Due after ten years	13,046	13,499	453

TOTAL SECURITIES AVAILABLE FOR SALE	$65,605	$66,865	$1,260

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$2,950	$2,958	$8
Due after one year through five years	7,441	7,585	144
Due after five years through ten years	6,293	6,260	(33)
Due after ten years	4,096	4,022	(74)

TOTAL SECURITIES HELD TO MATURITY	$20,780	$20,825	$45

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE H – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2009:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$95	$8,446	$—	$—
Federal agency mortgage-backed securities	16	1,582	—	—
Other debt securities	—	—	—	—

Total securities available for sale	$111	$10,028	$—	$—

Securities held to maturity:
Municipal bonds	$159	$7,594	$—	$—

Total securities held to maturity	$159	$7,594	$—	$—

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

NOTE I – NEW ACCOUNTING STANDARDS

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

June 30, 2009

NOTE J – NEW ACCOUNTING STANDARDS (Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principals Board Opinion No. (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The following table presents the carrying amounts and fair values of the Company’s financial instruments. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation: (in thousands)

	2009
	Carrying Amount	Fair Value
Cash & cash equivalents	$19,404	$19,404

Investment securities available for sale	66,865	66,865

Investment securities held to maturity	20,780	20,825

Loans, net	296,667	305,198

Accrued interest receivable	1,572	1,572

Deposits	362,866	364,919

Borrowings	20,484	20,494

Accrued interest payable	228	228

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE J – NEW ACCOUNTING STANDARDS (Continued)

Estimates are made at a specific point in time and may be based on judgments regarding losses expected in the future, risk, and other factors that are subjective in nature. The methods and assumptions used to produce the fair value estimates follow.

For those loans and deposits with floating interest rates it was presumed that the estimated fair value generally approximated the recorded book balances. Securities actively traded in a secondary market have been valued using quoted available market prices. Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market rates for similar assets and liabilities. Deposits with no stated maturities have an estimated fair value equal to the amount payable on demand which is the recorded book balance. The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is the federal funds sold rate adjusted for noninterest operating costs, credit losses, and assumed prepayment risk. Fair values for nonperforming loans are estimated using discounted cash flow analysis, or underlying collateral values, where applicable. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. SFAS 165 defines (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Under SFAS 165, a public reporting entity shall evaluate subsequent events through the date the financial statements are issued. The Company adopted SFAS 165 for the quarter ended June 30, 2009. The adoption did not impact the financial position, results of operations or cash flows. The Company evaluated subsequent events through August 13, 2009, the date on which the financial statements were issued.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE J – NEW ACCOUNTING STANDARDS (Continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods after September 15, 2009. The Company expects that SFAS 168 will have no impact on its financial position, results of operations or cash flows.

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

June 30, 2009

NOTE K – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements at June 30, 2009, Using
Description	Fair Value June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$66,865	$—	$66,865	$—

Total	$66,865	$—	$66,865	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$8,445	$—	$8,445	$—
Foreclosures and repossessions	231	—	231	—

Total	$8,676	$—	$8,676	$—

FIRST CENTURY BANKSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2009

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

There have been historic disruptions in the financial system in the United States during the past year. While the Company has not been significantly negatively impacted during the recent economic crisis, continuation of turbulence in large portions of the global financial markets is beginning to have a negative impact on the Company’s local markets, which have remained relatively stable during this time of volatility. Although the Company’s local markets have not been dramatically affected, large declines in housing values in other geographic areas of the country have resulted in significant write-downs of asset values by some financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not yet clear what the ultimate impact of liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been implemented or other programs that may be initiated in the future will be on financial markets and the financial services industry. An extended U. S. or global recession could have an adverse effect on all financial institutions, including the Company.

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

June 30, 2009

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

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2009

Results of Operations for Three Months ended June 30, 2009

We earned net income of $391,000 for the second three months of 2009, representing a decrease of approximately 61.1%, from the comparable 2008 level of $1,004,000. The most significant component, net interest income, amounted to $3,727,000 for the three-month period ended June 30, 2009, essentially unchanged from the $3,735,000 for the second quarter of 2008. Core net interest earnings were stable during the quarter, however, net income was reduced due to higher provisions for the loan loss allowance, the special and ongoing FDIC insurance assessments and the write-off of our equity investment in the failed Silverton Bank, which the FDIC announced during the quarter, would close. Net interest margins for the three months ended June 30, 2009 and 2008 were 3.41% and 3.44%, respectively.

Interest income for the three-month period ended June 30, 2009 decreased $663,000, or 11.6%, to $5,054,000, from $5,717,000 for the three-month period ended June 30, 2008. Interest income reflected a weighted-average yield on earning assets of 5.00% for the three-month period ended June 30, 2009, compared to 5.70% for the same three-month period in 2008. Average interest-earning assets were $404,045,000 and $401,333,000 during the three months ended June 30, 2009 and 2008, respectively.

Interest expense decreased $655,000, or 33.0%, to $1,327,000 for the three-month period ended June 30, 2009, from $1,982,000 for the same period in 2008. This reflected an average cost of funds of 1.58% and 2.34%, respectively, for the three-month periods ended June 30, 2009 and 2008. Average interest-bearing liabilities were $335,804,000 and $339,070,000 during the three months ended June 30, 2009 and 2008, respectively.

The provision for loan losses was $380,000 for the three-months ended June 30, 2009. This was an increase of $386,000 compared to the provision of ($6,000) for the same period in 2008. Net charge-offs were $180,000 for the quarter ended June 30, 2009, compared to net recoveries of $6,000 for the quarter ended June 30, 2008. Additional provisions of $200,000 were made in the second quarter of 2009, primarily due to the impairment of one loan relationship with a home builder and the continued sluggishness in the housing market, along with general concerns that the deteriorating national economy is beginning to have a negative impact on the Company’s local markets.

Noninterest income, excluding securities gains, was $1,167,000 for the three-month period ended June 30, 2009 and represented an increase of $8,000, or 0.7%, compared to $1,159,000 for the same period in 2008. Reductions in fiduciary fees as a result of the lower market values of trust assets were offset by increased service charges on deposit accounts and higher mortgage origination income.

Noninterest expense of $3,882,000 for the quarter ended June 30, 2009 represented an increase of $533,000, from $3,349,000 for the same period in 2008. FDIC insurance premiums and assessments were $360,000 higher than in the corresponding quarter in 2008. Additionally, we wrote-off our equity investment in the failed Silverton Bank, Atlanta, GA of $168,000. Income taxes of $246,000 and $547,000 for the three-month periods ended June 30, 2009 and 2008 represented 38.6% and 35.3% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month period ended June 30, 2009 were $0.21, compared to $0.53 per common share and $0.52 per diluted share, for the three-months ended June 30, 2008. Earnings for the quarter ended June 30, 2009 reflect an annualized return on average assets (ROAA) of 0.36%, compared to 0.92% for the three-month period ended June 30, 2008. In addition, these earnings reflect an annualized return on average equity (ROAE) of 3.75% and 9.79%, respectively, for the periods ending June 30, 2009 and 2008. Dividends paid in the second quarter of 2009 were unchanged at $0.27 per share compared to the three-month period ended June 30, 2008.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2009

Results of Operations for Six Months ended June 30, 2009

We earned net income of $1,111,000 for the first six months of 2009, representing a decrease of $615,000, or 35.6%, from the comparable 2008 level of $1,726,000. The most significant component, net interest income, amounted to $7,415,000 for the six-month period ended June 30, 2009, an increase of $131,000, or 1.8%, as compared to $7,284,000 for the first six months of 2008. Net interest margins for the six months ended June 30, 2009 and 2008 were 3.43% and 3.37%, respectively. Again, the same factors that reduced second quarter earnings were the primary drivers of reduced earnings for the first half of 2009 when compared to the first half of 2008.

Interest income for the six-month period ended June 30, 2009 was $10,173,000, a decrease of $1,480,000, or 12.7%, from $11,653,000 for the six-month period ended June 30, 2008. Interest income reflected a weighted-average yield on earning assets of 5.10% for the six-month period ended June 30, 2009, compared to 5.83% for the same six-month period in 2008. Average interest earning assets were $398,831,000 and $399,554,000 during the six months ended June 30, 2009 and 2008, respectively.

Interest expense was $2,758,000 for the six-month period ended June 30, 2009 or a decrease of $1,611,000, from $4,369,000 for the same period in 2008. This reflected an average cost of funds of 1.66% and 2.57%, respectively, for the six-month periods ended June 30, 2009 and 2008. Average interest-bearing liabilities were $332,785,000 and $339,830,000 during the six months ended June 30, 2009 and 2008, respectively.

The provision for loan losses was $515,000 for the six-months ended June 30, 2009. This was an increase of $418,000 compared to the provision of $97,000 for the same period in 2008. Net charge-offs were $205,000 for the first half of 2009, compared to $97,000 for the same period in 2008. Additional provisions of $310,000 were made in the first quarter of 2009, primarily due to the impairment of one loan relationship with a home builder and the continued sluggishness in the housing market, along with general concerns that the deteriorating national economy is beginning to have a negative impact on the Company’s local markets.

Noninterest income, net of securities gains, was $2,203,000 for the six-month period ended June 30, 2009 and represented a decrease of $94,000, or 4.1%, compared to $2,297,000 for the same period in 2008. This decrease was primarily due to a decrease in income from fiduciary activities due to market declines in assets under management when compared to 2008 which was not entirely offset by additional mortgage origination income.

Noninterest expense of $7,422,000 for the six-months ended June 30, 2009 represented an increase of $582,000 from $6,840,000 for the same period in 2008. In addition to the previously mentioned $168,000 loss incurred for the failure of Silverton Bank, FDIC insurance premiums and assessments were $456,000 higher for the six-month period ended June 30, 2009 than in the first half of 2008. Income taxes of $575,000 and $918,000 for the six-month periods ended June 30, 2009 and 2008, respectively, represented 34.1% and 34.7% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the six-month period ended June 30, 2009 were $0.58, compared to $0.90 per common share, and per diluted share, for the six-months ended June 30, 2008. Earnings through June 30, 2009 reflect an annualized ROAA of 0.51% compared to 0.80% for the six-month period ended June 30, 2008. In addition, these earnings reflect an annualized ROAE of 5.33% and 8.43%, respectively, for the periods ending June 30, 2009 and 2008. Dividends paid through the first half of 2009 were unchanged at $0.54 per share when compared to the six-month period ended June 30, 2008.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2009

Financial Condition and Asset Quality

Total assets at June 30, 2009 increased $2,499,000 or 0.6% to $428,193,000 as compared to $425,694,000 at December 31, 2008. The loan portfolio increased 1.0% during this six-month period to $299,667,000 at June 30, 2009, from $296,620,000 at December 31, 2008. The investment portfolio decreased approximately $2,490,000, or 2.8%, during this same period. Total deposits increased by $4,835,000, or 1.4%, to $362,866,000 at June 30, 2009 from $358,031,000 at December 31, 2008. Noninterest-bearing deposits decreased by $444,000, or 0.8%, which is a normal fluctuation with some of our larger commercial customers. Interest-bearing deposits increased 1.7% from 304,433,000 at December 31, 2008, to $309,712,000 at June 30, 2009.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $3,000,000 at June 30, 2009, compared with $2,690,000 at December 31, 2008. With the additional provision previously mentioned, the allowance for loan losses as a percentage of total loans increased from 0.91% at December 31, 2008, to 1.00% at June 30, 2009. Estimates may change in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $10,776,000 at June 30, 2009. As a percentage of total assets, nonperforming assets increased from 1.57% at December 31, 2008 to 2.52% at June 30, 2009. This was also an increase from the first quarter end percentage of 2.09% at March 31, 2009. The increase in nonperforming assets during the second quarter of 2009 was primarily the result of loans totaling approximately $1,200,000 to one home builder being placed in nonaccrual status. The increase in nonperforming assets during the first half of 2009 underscores management’s concerns that the deteriorating national economy is beginning to have a negative impact on the Company’s local markets which have been insulated from many of the factors that resulted in higher unemployment and overall credit deterioration in other parts of the country. Additionally, management continues to work with the commercial customer whose loans with the Company have comprised approximately $4,200,000 of our nonperforming assets since March 2008. Management expects a potential resolution of this credit during 2009.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,141,000 at June 30, 2009 and $4,437,000 at December 31, 2008. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $45,324,000 at June 30, 2009, and $48,186,000 at December 31, 2008, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At June 30, 2009 and December 31, 2008, the reserve for unfunded lending commitments was $10,000. Estimates may change in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2009

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $2,515,000 of liquidity for the six-month period ended June 30, 2009, compared to $2,457,000 for the same six months in 2008. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities decreased to $28,501,000 for the six-month period ended June 30, 2009, compared to $33,197,000 for the six-month period ended June 30, 2008. Excess proceeds from maturities and calls of investments during the first half of 2009 were reinvested in the portfolio. As of June 30, 2009, we had approximately $22,246,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2009, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At June 30, 2009, we owned $1,252,500 of stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Richmond as of June 30, 2009. Management is evaluating any potential impact from the Federal Home Loan Bank of Pittsburgh’s announcement that it would not be redeeming any excess capital stock from its members in order to better manage its own capital position and that it was discontinuing dividend payments. Management believes that the FHLB System will still be the primary source of liquidity for the banking system in the future, and that there is no impairment in our investment in the Federal Home Loan Bank of Pittsburgh.

Management is evaluating the loss of correspondent services provided by Silverton Bank, Atlanta, GA, to First Century Bank, NA. Federal regulators closed Silverton during the second quarter 2009. Management has secured other providers for the majority of these services and will be obtaining federal funds lines of credit from two other providers to replace the line at Silverton that was available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of June 30, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2009, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 28, 2009. Total outstanding shares were 1,903,120 at April 28, 2009. Matters brought before the stockholders and the voting results are as follows:

(1) To elect fourteen (14) nominees for director to serve for a term of one year.

Nominee	Shares For	Shares Against	Abstentions
Dr. J.J. Booker	1,600,517	4,931	—
J. Richard Chambers	1,558,757	46,691	—
Paul Cole, Jr.	1,599,642	5,806	—
B. L. Jackson, Jr.	1,556,915	48,533	—
Robert M. Jones, Jr., M.D.	1,560,006	45,442	—
Samuel V. Jones	1,553,384	52,064	—
Marshall S. Miller	1,553,406	52,042	—
Charles A. Peters	1,598,026	7,422	—
John H. Shott	1,560,006	45,442	—
Walter L. Sowers	1,554,006	51,442	—
Wm. Chandler Swope	1,534,981	70,467	—
J. Brookins Taylor, M.D.	1,597,278	8,170	—
Frank W. Wilkinson	1,555,856	49,592	—
R. W. Wilkinson	1,560,006	45,442	—

(2) To ratify the selection of Brown, Edwards and Company, LLP to serve as the independent registered public accounting firm for the registrant for the year ending December 31, 2009. Shares for: 1,600,067; Shares against: 2,076; Abstentions: 3,305.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 5 – OTHER INFORMATION

(a)	None

(b)	None

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number
3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

11.	Statement regarding computation of per share earnings (4)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	29

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	30

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	31

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	32

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.
(4)	These statements are included in Note C in the notes to the consolidated financial statements which are incorporated herein by reference.

FIRST CENTURY BANKSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	August 13, 2009