Form 10-Q
period 2009-09-30
FIRST CENTURY BANKSHARES INC
filed 2009-11-16
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 11, 2009, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,304	$10,908
Interest-bearing balances with banks	2,301	2,051
Federal funds sold	1,500	3,500
Securities available for sale	66,827	72,849
Securities held to maturity: (estimated fair value of $19,839 at September 30, 2009 and $17,444 at December 31, 2008)	19,064	17,286
Federal Home Loan Bank and Federal Reserve Bank Stock	1,635	1,635
Loans	294,672	296,620
Less allowance for loan losses	3,375	2,690

Net loans	291,297	293,930
Premises and equipment	13,764	14,354
Real estate owned other than bank premises	813	203
Other assets	3,411	3,795
Goodwill	5,183	5,183

TOTAL ASSETS	$417,099	$425,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$49,381	$53,598
Interest-bearing	304,488	304,433

Total deposits	353,869	358,031
Short-term borrowings	18,291	22,658
Other liabilities	3,433	3,640

TOTAL LIABILITIES	375,593	384,329

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at September 30, 2009, and at December 31, 2008	2,500	2,500
Paid-in capital	757	757
Retained earnings	41,349	41,239
Treasury stock, at cost; 96,880 shares at September 30, 2009, and at December 31, 2008	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(820)	(851)

TOTAL STOCKHOLDERS’ EQUITY	41,506	41,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,099	$425,694

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,948	$4,471	$12,212	$13,727
Interest on balances with banks	12	66	37	139
Interest and dividends from securities available for sale:
Taxable	650	956	2,183	2,869
Interest and dividends from securities held to maturity:
Taxable	—	13	27	40
Tax-exempt	183	155	502	481
Interest on federal funds sold	2	60	7	118

TOTAL INTEREST INCOME	4,795	5,721	14,968	17,374

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	281	403	936	1,392
Interest on other deposits	795	1,291	2,759	4,509
Interest on short term borrowings	70	96	209	258

TOTAL INTEREST EXPENSE	1,146	1,790	3,904	6,159

Net interest income	3,649	3,931	11,064	11,215
Provision for loan losses	791	178	1,306	275

Net interest income after provision for loan losses	2,858	3,753	9,758	10,940

NONINTEREST INCOME
Income from fiduciary activities	562	405	1,226	1,215
Other operating income	908	876	2,447	2,363
Securities gains (losses)	—	—	5	—

TOTAL NONINTEREST INCOME	1,470	1,281	3,678	3,578

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,725	1,692	5,202	5,093
Premises and equipment expense	547	583	1,690	1,780
Other noninterest expense	1,285	1,148	4,087	3,390

TOTAL NONINTEREST EXPENSE	3,557	3,423	10,979	10,263

Income before income taxes	771	1,611	2,457	4,255
Provision for income taxes	230	576	805	1,494

NET INCOME	$541	$1,035	$1,652	$2,761

NET INCOME PER COMMON SHARE:
Basic	$0.28	$0.54	$0.87	$1.45
Diluted	$0.28	$0.54	$0.87	$1.44
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,903,120	1,903,120	1,903,120	1,906,891
Diluted	1,903,120	1,904,390	1,903,120	1,911,325

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2007	$2,500	$772	$39,670	$(393)	$(2,144)	$40,405
Comprehensive income:
Net income	—	—	2,761	—	—	2,761
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(297)	—	(297)

Total comprehensive income	—	—	2,761	(297)	—	2,464

Purchase 7,684 treasury shares at $20.95 per share	—	—	—	—	(160)	(160)
Option exercises 1,012 shares	—	(15)	—	—	24	9
Cash dividends paid - $0.81 per share	—	—	(1,545)	—	—	(1,545)

Balance at September 30, 2008	$2,500	$757	$40,886	$(690)	$(2,280)	$41,173

Balance at December 31, 2008	$2,500	$757	$41,239	$(851)	$(2,280)	$41,365
Comprehensive income:
Net income	—	—	1,652	—	—	1,652
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	31	—	31

Total comprehensive income	—	—	1,652	31	—	1,683

Cash dividends paid - $0.81 per share	—	—	(1,542)	—	—	(1,542)

Balance at September 30, 2009	$2,500	$757	$41,349	$(820)	$(2,280)	$41,506

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,652	$2,761
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,306	275
Depreciation and amortization	683	765
Securities gains	(5)	—
Loss on write-down of securities carried at cost	168	—
(Accretion) amortization of securities (discounts) premiums, net	36	(146)
Decrease in interest receivable and other assets	76	758
Increase (decrease) in interest payable and other liabilities	16	(331)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,932	4,082

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(4,927)	(686)
Purchases of securities available for sale	(33,313)	(38,818)
Redemptions of Federal Home Loan Bank stock, net	—	175
Proceeds from maturities and calls of securities held to maturity	3,130	1,365
Proceeds from maturities and calls of securities available for sale	35,999	39,706
Proceeds from sales of securities available for sale	3,373	—
Net decrease in loans	616	10,297
Acquisition of fixed assets	(93)	(2,010)

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,785	10,029

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,827	9,133
Net decrease in time deposits	(6,989)	(13,776)
Net decrease in short-term borrowings	(4,367)	(7,859)
Cash received from stock option exercise	—	9
Purchase of treasury stock	—	(160)
Cash dividends paid	(1,542)	(1,545)

NET CASH USED IN FINANCING ACTIVITIES	(10,071)	(14,198)

Net decrease in cash and cash equivalents	(1,354)	(87)
Cash and cash equivalents at beginning of period	16,459	13,527

Cash and cash equivalents at end of period	$15,105	$13,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,941	$6,154
Income taxes	1,050	1,279

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three and nine-month periods ended September 30, 2009, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2009	2008	2009	2008
Unrealized holding gains (losses) arising during the period	$338	$(124)	$55	$(474)
Reclassification adjustment for (gains) losses included in net income	—	—	(5)	—

Other comprehensive income (loss) before tax	338	(124)	50	(474)
Income tax (expense) benefit related to other comprehensive income (loss)	(126)	46	(19)	177

Other comprehensive income (loss)	$212	$(78)	$31	$(297)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE C – EARNINGS PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for income per share from continuing operations for the three and nine-month periods ended September 30, 2009 and 2008:

	For the three months ended September 30,
	2009			2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$541,000	1,903,120	$0.28	$1,035,000	1,903,120	$0.54

Effect of dilutive securities – Stock options	—	—		—	1,270

Diluted EPS
Income available to common shareholders and assumed conversions	$541,000	1,903,120	$0.28	$1,035,000	1,904,390	$0.54

	For the nine months ended September 30,
	2009			2008
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common shareholders	$1,652,000	1,903,120	$0.87	$2,761,000	1,906,891	$1.45

Effect of dilutive securities – Stock options	—	—		—	4,434

Diluted EPS
Income available to common shareholders and assumed conversions	$1,652,000	1,903,120	$0.87	$2,761,000	1,911,325	$1.44

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE D – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008.

	2009	2008
Balance at beginning of year	$2,690	$2,455
Provision for loan losses	1,306	275
Recoveries on loans previously charged off	92	163
Loans charged off	(713)	(328)

Balance at September 30,	$3,375	$2,565

The following is a summary of loans considered impaired at September 30, 2009 and 2008.

	2009	2008
Gross impaired loans	$8,249	$5,093
Valuation allowance for impaired loans	(355)	(138)

Recorded investment in impaired loans	$7,894	$4,955

For more information related to the allowance for loan losses, see Note L, Subsequent Events.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE E – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three and nine-month periods ended September 30, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$74	$71	$3	$3
Interest cost	109	103	15	15
Expected return on plan assets	(116)	(153)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	53	24	(9)	(7)

Net periodic benefit cost	$98	$23	$23	$25

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$221	$213	$9	$10
Interest cost	327	310	45	44
Expected return on plan assets	(347)	(456)	—	—
Amortization of transition amount	—	—	42	42
Amortization of prior service cost	(67)	(67)	—	—
Recognition of net actuarial loss (gain)	161	71	(27)	(21)

Net periodic benefit cost	$295	$71	$69	$75

As previously reported in its Consolidated Financial Statements for the year ended December 31, 2008, the Corporation expected to contribute $300,000 to its pension plan during the last quarter of 2009. The Corporation contributed $150,000 to the pension plan in the second quarter, $75,000 in the third quarter, and expects to contribute an additional $75,000 in the fourth quarter of 2009. There were no significant changes from the previously reported contributions expected to be paid during 2009 for postretirement benefits. Approximately $36,000 and $45,000 in contributions were made for postretirement benefits for the nine-month periods ended September 30, 2009 and 2008, respectively.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

	September 30, 2009			December 31, 2008
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	12.63%	13.74%	9.06%	12.42%	13.30%	8.93%
First Century Bank, N.A.	12.19%	13.30%	8.74%	11.96%	12.84%	8.60%

NOTE G – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $3,948,000 at September 30, 2009 and $4,437,000 at December 31, 2008. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $49,602,000 at September 30, 2009, and $48,186,000 at December 31, 2008, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE H – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government agency obligations	$35,530	$378	$14	$35,894

U.S. Government agency mortgage-backed securities	29,700	1,233	—	30,933

TOTAL SECURITIES AVAILABLE FOR SALE	$65,230	$1,611	$14	$66,827

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government agency obligations	$41,148	$856	$—	$42,004

U.S. Government agency mortgage-backed securities	29,131	765	18	29,878

Other debt securities	1,022	—	55	967

TOTAL SECURITIES AVAILABLE FOR SALE	$71,301	$1,621	$73	$72,849

Securities held to maturity are summarized as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$19,064	$775	$—	$19,839

TOTAL SECURITIES HELD TO MATURITY	$19,064	$775	$—	$19,839

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$17,286	$229	$71	$17,444

TOTAL SECURITIES HELD TO MATURITY	$17,286	$229	$71	$17,444

Securities with an aggregate fair value of $40,909,000 at September 30, 2009 and $45,362,000 at December 31, 2008, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $18,265,000 at September 30, 2009 and $22,632,000 at December 31, 2008 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE H – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	2009	2008	2009	2008
Proceeds from sales	$3,373	$—	$3,373	$—
Gross realized gains	115	—	115	—
Gross realized losses	110	—	110	—

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at September 30, 2009 are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$4,113	$4,174	$61

Due after one year through five years	25,955	26,311	356

Due after five years through ten years	25,849	26,706	857

Due after ten years	9,313	9,636	323

TOTAL SECURITIES AVAILABLE FOR SALE	$65,230	$66,827	$1,597

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$1,040	$1,051	$11

Due after one year through five years	7,138	7,394	256

Due after five years through ten years	6,290	6,565	275

Due after ten years	4,596	4,829	233

TOTAL SECURITIES HELD TO MATURITY	$19,064	$19,839	$775

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE H – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at September 30, 2009:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Description of Security
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$14	$4,996	$—	$—
Federal agency mortgage-backed securities	—	—	—	—
Other debt securities	—	—	—	—

Total securities available for sale	$14	$4,996	$—	$—

Securities held to maturity:
Municipal bonds	$—	$—	$—	$—

Total securities held to maturity	$—	$—	$—	$—

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

NOTE I – NEW ACCOUNTING STANDARDS

In June 2009, the Accounting Standards Codification (the “Codification”) became FASB’s officially recognized source of authoritative accounting principles for non-governmental entities in the preparation of financial statements in conformity with general accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the codification is superseded and deemed non-authoritative. The “Codification” became effective for the financial statements ending September 30, 2009.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE J - NEW ACCOUNTING STANDARDS (Continued)

In April 2009, new authoritative guidance under FASB ASC Topic 820 “Fair Value Measurements and Disclosures” was issued. ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FASB ASC Topic 820 also amended prior guidance to expand certain disclosure requirements. The Company adopted the provisions of ASC Topic 820 as of June 30, 2009 and the adoption of ASC Topic 820 did not have a significant impact on the Company’s financial statements.

Further new authoritative guidance (Accounting Standards Updated No 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. ASC Topic 820 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In April 2009, new authoritative guidance under FASB ASC Topic 825 “Financial Instruments” was issued. ASC Topic 825 amends prior guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825.

The following table presents the carrying amounts and fair values of the Company’s financial instruments: (in thousands)

	2009
	Carrying Amount	Fair Value
Cash & cash equivalents	$15,105	$15,105

Investment securities available for sale	66,827	66,827

Investment securities held to maturity	19,064	19,839

Loans, net	291,297	302,046

Accrued interest receivable	1,605	1,605

Deposits	353,869	355,745

Borrowings	18,291	18,291

Accrued interest payable	221	221

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

In April 2009, new authoritative guidance under FASB ASC Topic 320 “Investments-Debt and Equity Securities” was issued. ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of ASC Topic 320 and the adoption did not have a material effect on the Company’s financial statements.

In May 2009, new authoritative guidance under FASB ASC Topic 855 “Subsequent Events” was issued. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 became effective for the Company’s during the second quarter of 2009 and did not have a significant impact on the Company’s financial statements.

The Company evaluated subsequent events through November 16, 2009, the date on which the financial statements were issued. As a result, two subsequent events were recognized. See Note L, Subsequent Events.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE K – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value September 30, 2009	Fair Value Measurements at September 30, 2009, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$66,827	$—	$66,827	$—

Total	$66,827	$—	$66,827	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$7,894	$—	$7,894	$—
Foreclosures and repossessions	821	—	821	—

Total	$8,715	$—	$8,715	$—

NOTE L – SUBSEQUENT EVENTS

First Century evaluated subsequent events through November 16, 2009, the date on which its financial statements were issued. As a result, two subsequent events were recognized.

On October 15, 2009, a forbearance agreement between First Century Bank, NA, (the “Bank”) and a loan customer expired. This customer had nonperforming loans with the Bank in principal amounts of approximately $4.2 million. The bank did not receive payment from the borrower on any of the indebtedness by the expiration of the agreement. In an effort to reflect the delay in payments by the borrower, and because it appears the credit will not be remedied within a determinable time frame, the Bank will recognize a charge in the fourth quarter of 2009 of approximately $2,750,000, which will be reduced by amounts, if any, that may be received from the borrower prior to the end of 2009. The bank is analyzing additional collection efforts to recover the amounts owed by this borrower, and management believes that based on the facts known at this time, there is a likelihood that the Bank will ultimately collect all principal and interest due on these loans.

Based on an ongoing review of its loan loss reserve as of November 16, 2009, the Bank anticipates it will increase the allowance for loan losses in the fourth quarter. At this time, the amount of the increase cannot be determined, but the bank believes it could be up to $1,000,000. Of this total amount, approximately $750,000 is associated with a single commercial acquisition and development credit. At present, this loan is performing as contractually agreed, is well-collateralized, and has a personal guarantee by the strong borrower. Out of an abundance of caution, management has decided to increase the reserve associated with this loan because of perceived weaknesses in this market segment. First Century remains well-capitalized under regulatory capital guidelines. For more information, see Note F, Regulatory Capital Requirements.

FIRST CENTURY BANKSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2009

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

There have been historic disruptions in the financial system in the United States during the past year. The continuation of turbulence in large portions of the global financial markets is beginning to have a negative impact on the Company’s local markets, which have remained relatively stable during this time of volatility. Although the Company’s local markets have not been dramatically affected, large declines in housing values in other geographic areas of the country have resulted in significant write-downs of asset values by some financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not yet clear what the ultimate impact of liquidity and funding initiatives that have been implemented by the Treasury and other bank regulatory agencies, and other programs that may be initiated in the future, will be on financial markets and the financial services industry. An extended U. S. or global recession could have an adverse effect on all financial institutions, including the Company.

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

AND RESULTS OF OPERATIONS—(Continued)

September 30, 2009

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

Subsequent Events

On October 15, 2009, a forbearance agreement between First Century Bank, NA, (the “Bank”) and a loan customer expired. This customer had nonperforming loans with the Bank in principal amounts of approximately $4.2 million. The bank did not receive payment from the borrower on any of the indebtedness by the expiration of the agreement. In an effort to reflect the delay in payments by the borrower, and because it appears the credit will not be remedied within a determinable time frame, the Bank will recognize a charge in the fourth quarter of 2009 of approximately $2,750,000, which will be reduced by amounts, if any, that may be received from the borrower prior to the end of 2009. The bank is analyzing additional collection efforts to recover the amounts owed by this borrower, and management believes that based on the facts known at this time, there is a likelihood that the Bank will ultimately collect all principal and interest due on these loans.

Based on an ongoing review of its loan loss reserve as of November 16, 2009, the Bank anticipates it will increase the allowance for loan losses in the fourth quarter. At this time, the amount of the increase cannot be determined, but the bank believes it could be up to $1,000,000. Of this total amount, approximately $750,000 is associated with a single commercial acquisition and development credit. At present, this loan is performing as contractually agreed, is well-collateralized, and has a personal guarantee by the strong borrower. Out of an abundance of caution, management has decided to increase the reserve associated with this loan because of perceived weaknesses in this market segment. First Century remains well-capitalized under regulatory capital guidelines. For more information, see Note F, Regulatory Capital Requirements.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

September 30, 2009

Results of Operations for Three Months ended September 30, 2009

We earned net income of $541,000 for the third three months of 2009, representing a decrease of approximately 47.7%, from the comparable 2008 level of $1,035,000. The most significant component, net interest income, amounted to $3,649,000 for the three-month period ended September 30, 2009, a decrease of $282,000, or 7.2%, from the $3,931,000 for the third quarter of 2008. Net income was further reduced due to higher provisions for the loan loss allowance and ongoing FDIC insurance assessments. Net interest margins for the three months ended September 30, 2009 and 2008 were 3.43% and 3.55%, respectively.

Interest income for the three-month period ended September 30, 2009 decreased $926,000, or 16.2%, to $4,795,000, from $5,721,000 for the three-month period ended September 30, 2008. Interest income reflected a weighted-average yield on earning assets of 4.87% for the three-month period ended September 30, 2009, compared to 5.76% for the same three-month period in 2008. Average interest-earning assets were $393,479,000 and $397,550,000 during the three months ended September 30, 2009 and 2008, respectively.

Interest expense decreased $644,000, or 36.0%, to $1,146,000 for the three-month period ended September 30, 2009, from $1,790,000 for the same period in 2008. This reflected an average cost of funds of 1.40% and 2.15%, respectively, for the three-month periods ended September 30, 2009 and 2008. Average interest-bearing liabilities were $327,779,000 and $333,582,000 during the three months ended September 30, 2009 and 2008, respectively.

The provision for loan losses was $791,000 for the three-months ended September 30, 2009. This was an increase of $613,000 compared to $178,000 for the same period in 2008. Net charge-offs were $416,000 for the quarter ended September 30, 2009, compared to $68,000 for the quarter ended September 30, 2008. Additional provisions of $375,000 were made in the third quarter of 2009, primarily due to the continued sluggishness in the housing market and the continued expansion of the effects of the national economic recession on the Corporation’s local markets.

Noninterest income was $1,470,000 for the three-month period ended September 30, 2009 and represented an increase of $189,000, or 14.8%, compared to $1,281,000 for the same period in 2008. This increase was primarily due to an increase in fiduciary fees of approximately $157,000. This was a result of a one-time litigation recovery associated with one trust relationship which generated approximately $200,000 in fees to the Corporation. Noninterest income was also higher due to increased service charges on deposit accounts and higher mortgage origination income.

Noninterest expense of $3,557,000 for the quarter ended September 30, 2009 represented an increase of $134,000, from $3,423,000 for the same period in 2008. FDIC insurance premiums were $180,000 higher than in the corresponding quarter in 2008. Income taxes of $230,000 and $576,000 for the three-month periods ended September 30, 2009 and 2008 represented 29.8% and 35.8% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the three-month period ended September 30, 2009 were $0.28, compared to $0.54 per common share and per diluted share, for the three-months ended September 30, 2008. Earnings for the quarter ended September 30, 2009 reflect an annualized return on average assets (ROAA) of 0.51%, compared to 0.94% for the three-month period ended September 30, 2008. In addition, these earnings reflect an annualized return on average equity (ROAE) of 5.21% and 10.07%, respectively, for the periods ending September 30, 2009 and 2008. Dividends paid in the third quarter of 2009 were unchanged at $0.27 per share compared to the three-month period ended September 30, 2008. The Corporation has a strong capital base. For more information, see Note F, Regulatory Capital Requirements.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

September 30, 2009

Results of Operations for Nine Months ended September 30, 2009

Net income was $1,652,000 for the first nine months of 2009, representing a decrease of $1,109,000, or 40.2%, from the comparable 2008 level of $2,761,000. The most significant component, net interest income, amounted to $11,064,000 for the nine-month period ended September 30, 2009, a decrease of $151,000, or 1.3%, as compared to $11,215,000 for the first nine months of 2008. The net interest margin was 3.43% for both the nine months ended September 30, 2009 and 2008. The same factors that reduced third quarter earnings were the primary drivers of reduced earnings for the nine-months ended September 30, 2009 when compared to the same period of 2008.

Interest income for the nine-month period ended September 30, 2009 was $14,968,000, a decrease of $2,406,000, or 13.8%, from $17,374,000 for the nine-month period ended September 30, 2008. Interest income reflected a weighted-average yield on earning assets of 5.03% for the nine-month period ended September 30, 2009, compared to 5.81% for the same nine-month period in 2008. Average interest earning assets were $397,047,000 and $398,886,000 during the nine months ended September 30, 2009 and 2008, respectively.

Interest expense was $3,904,000 for the nine-month period ended September 30, 2009 or a decrease of $2,255,000, from $6,159,000 for the same period in 2008. This reflected an average cost of funds of 1.57% and 2.43%, respectively, for the nine-month periods ended September 30, 2009 and 2008. Average interest-bearing liabilities were $331,116,000 and $337,747,000 during the nine months ended September 30, 2009 and 2008, respectively.

The provision for loan losses was $1,306,000 for the nine-months ended September 30, 2009. This was an increase of $1,031,000 compared to the provision of $275,000 for the same period in 2008. Net charge-offs were $621,000 for the first nine months of 2009, compared to $165,000 for the same period in 2008. Additions to the allowance for loan losses of $685,000 were made in the first nine months of 2009, as required by the Company’s methodology in determining the adequacy of the allowance, primarily due to the impairment of a loan relationship with a home builder, a loan relationship with a bulk fuel distributor and convenience store owner, continued sluggishness in the housing market, and general concerns that the deteriorating national economy is continuing to have a negative impact on the Company’s local markets.

Noninterest income, net of securities gains, was $3,673,000 for the nine-month period ended September 30, 2009 and represented an increase of $95,000, or 2.7%, compared to $3,578,000 for the same period in 2008. This increase was primarily due to increases in income from fiduciary activities, deposit service charges and additional mortgage origination income.

Noninterest expense of $10,979,000 for the nine-months ended September 30, 2009 represented an increase of $716,000 from $10,263,000 for the same period in 2008. As previously reported, a $168,000 loss was incurred during the second quarter of 2009 for common stock related to the failed Silverton Bank, Atlanta, GA. Additionally, FDIC insurance premiums and assessments were $635,000 higher for the nine-month period ended September 30, 2009 than in the first nine months of 2008. Income taxes of $805,000 and $1,494,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, represented 32.8% and 35.1% of income before income taxes in the respective periods.

Earnings per weighted-average common share, and per diluted share, for the nine-month period ended September 30, 2009 were $0.87, compared to $1.45 per common share, and $1.44 per diluted share, for the nine-months ended September 30, 2008. Earnings through September 30, 2009 reflect an annualized ROAA of 0.51% compared to 0.85% for the nine-month period ended September 30, 2008. In addition, these earnings reflect an annualized ROAE of 5.29% and 8.97%, respectively, for the periods ending September 30, 2009 and 2008. Dividends paid through the first nine months of 2009 were unchanged at $0.81 per share when compared to the nine-month period ended September 30, 2008. The Corporation has a strong capital base. For more information, see Note F, Regulatory Capital Requirements.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

September 30, 2009

Financial Condition and Asset Quality

Total assets at September 30, 2009 were $417,099,000 as compared to $425,694,000 at December 31, 2008, or a decrease of $8,595,000, or 2.0%. The loan portfolio decreased 0.7% during this period to $294,672,000 at September 30, 2009, from $296,620,000 at December 31, 2008. The investment portfolio decreased approximately $4,244,000, or 4.7%, during this same period.

Total deposits decreased by $4,162,000 to $353,869,000 at September 30, 2009 from $358,031,000 at December 31, 2008. Noninterest-bearing deposits decreased by $4,217,000, or 7.9%, which results from normal fluctuations in activity by our commercial customer base. Interest-bearing deposits increased $55,000, or were essentially unchanged during this same period. Short-term borrowings, which are primarily overnight repurchase agreements with our commercial customers, decreased $4,367,000, or 19.3% during the first nine months of 2009. As a result of weak loan demand and less than attractive alternative investment options, the Company has not been aggressive in pricing for deposits and has not accessed other alternative sources of funding during 2009.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $3,375,000 at September 30, 2009, compared with $2,690,000 at December 31, 2008. With the additional provision previously mentioned, the allowance for loan losses as a percentage of total loans increased from 0.91% at December 31, 2008, to 1.15% at September 30, 2009. Estimates may change in the future.

Based on an ongoing review of its loan loss reserve as of November 16, 2009, the Bank anticipates it will increase the allowance for loan losses in the fourth quarter. At this time, the amount of the increase cannot be determined, but the bank believes it could be up to $1,000,000. Of this total amount, approximately $750,000 is associated with a single commercial acquisition and development credit. At present, this loan is performing as contractually agreed, is well-collateralized, and has a personal guarantee by the strong borrower. Out of an abundance of caution, management has decided to increase the reserve associated with this loan because of perceived weaknesses in this market segment. First Century remains well-capitalized under regulatory capital guidelines. For more information, see Note F, Regulatory Capital Requirements.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $10,349,000 at September 30, 2009. As a percentage of total assets, nonperforming assets increased from 1.57% at December 31, 2008 to 2.48% at September 30, 2009. This was a decrease from the second quarter end percentage of 2.52% at June 30, 2009. The increase in nonperforming assets during the first nine months of 2009 underscores management’s concerns that the deteriorating national economy is having a negative impact on the Company’s local markets which have been insulated from many of the factors that resulted in higher unemployment and overall credit deterioration in other parts of the country.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

September 30, 2009

Additionally, management continues to work with the commercial customer whose loans with the Company have comprised approximately $4,200,000 of our nonperforming assets since March 2008. On October 15, 2009, a forbearance agreement between First Century Bank, NA, (the “Bank”) and this loan customer expired. The bank did not receive payment from the borrower on any of the indebtedness by the expiration of the agreement. In an effort to reflect the delay in payments by the borrower, and because it appears the credit will not be remedied within a determinable time frame, the Bank will recognize a charge in the fourth quarter of 2009 of approximately $2,750,000, which will be reduced by amounts, if any, that may be received from the borrower prior to the end of 2009. The bank is analyzing additional collection efforts to recover the amounts owed by this borrower, and management believes that based on the facts known at this time, there is a likelihood that the Bank will ultimately collect all principal and interest due on these loans.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $3,948,000 at September 30, 2009 and $4,437,000 at December 31, 2008. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $49,602,000 at September 30, 2009, and $48,186,000 at December 31, 2008, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At September 30, 2009 and December 31, 2008, the reserve for unfunded lending commitments was $10,000. Estimates may change in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $3,932,000 of liquidity for the nine-month period ended September 30, 2009, compared to $4,082,000 for the same nine months in 2008. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities were $39,129,000 for the nine-month period ended September 30, 2009, compared to $41,071,000 for the nine-month period ended September 30, 2008. Excess proceeds from maturities and calls of investments during the first nine months of 2009 were reinvested in the portfolio. As of September 30, 2009, we had approximately $16,487,000 of investment securities that mature within 36 months.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

September 30, 2009

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of September 30, 2009, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At September 30, 2009, we owned $1,252,500 of stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. There were no other outstanding advances from either the Federal Home Loan Bank of Pittsburgh or the Federal Reserve Bank of Richmond as of September 30, 2009. Management is evaluating any potential impact from the Federal Home Loan Bank of Pittsburgh’s announcement that it would not be redeeming any excess capital stock from its members in order to better manage its own capital position and that it was discontinuing dividend payments. Management believes that the FHLB System will still be the primary source of liquidity for the banking system in the future, and that there is no impairment in our investment in the Federal Home Loan Bank of Pittsburgh.

Federal regulators closed Silverton Bank, Atlanta, GA during the second quarter 2009. Silverton had provided First Century Bank, NA, a federal funds line of credit of approximately $8,600,000. During the third quarter of 2009, management secured new federal funds lines of credit to replace the line at Silverton from two other correspondent banking providers that will be available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of September 30, 2009, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2009, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

(a) First Century evaluated subsequent events through November 16, 2009, the date on which its financial statements were issued. As a result, two subsequent events were recognized.

On October 15, 2009, a forbearance agreement between First Century Bank, NA, (the “Bank”) and a loan customer expired. This customer had nonperforming loans with the Bank in principal amounts of approximately $4.2 million. The bank did not receive payment from the borrower on any of the indebtedness by the expiration of the agreement. In an effort to reflect the delay in payments by the borrower, and because it appears the credit will not be remedied within a determinable time frame, the Bank will recognize a charge in the fourth quarter of 2009 of approximately $2,750,000, which will be reduced by amounts, if any, that may be received from the borrower prior to the end of 2009. The bank is analyzing additional collection efforts to recover the amounts owed by this borrower, and management believes that based on the facts known at this time, there is a likelihood that the Bank will ultimately collect all principal and interest due on these loans.

Based on an ongoing review of its loan loss reserve as of November 16, 2009, the Bank anticipates it will increase the allowance for loan losses in the fourth quarter. At this time, the amount of the increase cannot be determined, but the bank believes it could be up to $1,000,000. Of this total amount, approximately $750,000 is associated with a single commercial acquisition and development credit. At present, this loan is performing as contractually agreed, is well-collateralized, and has a personal guarantee by the strong borrower. Out of an abundance of caution, management has decided to increase the reserve associated with this loan because of perceived weaknesses in this market segment. First Century remains well-capitalized under regulatory capital guidelines. For more information, see Note F, Regulatory Capital Requirements.

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

Date: November 16, 2009