Form 10-K
period 2009-12-31
FIRST CENTURY BANKSHARES INC
filed 2010-03-26
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2009 (computed based on the price at which the common equity was last sold) was $21,393,267.

The number of shares outstanding of the registrant’s common stock as of March 23, 2010, was 1,903,120.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2009, are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 27, 2010 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2009 FORM 10-K ANNUAL REPORT

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

During 2001, the Corporation formed a financial subsidiary, First Century Financial Services, LLC, (“FCFSLLC”). This entity conducts the Corporation’s insurance activities through its investment in the Banker’s Insurance Corporation, a relationship among several community banks, which offers a full range of insurance products and services. Effective December 31, 2009, FCFSLLC resigned from Banker’s Insurance Corporation and ceased conducting insurance activities with that company. This entity was formed with a minimal capital investment which is carried at cost and eliminates upon consolidation.

Substantially all of the operations of the Corporation are carried on through FCBNA which is the Registrant’s only banking subsidiary. The officers and directors of the Corporation, who are also officers and directors of FCBNA, receive their entire compensation from FCBNA. The Corporation’s executive offices are located at 500 Federal Street, Bluefield, West Virginia.

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by FCBNA. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 15 of the Notes to the Consolidated Financial Statements in the Registrant’s 2009 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates eleven additional branches in Mercer, Raleigh, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2009, FCBNA had 151 full-time employees and 12 part-time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

FUTURE ACQUISITIONS AND EXPANSION

The Registrant may from time to time consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the registrant will evaluate the potential of offering new financial services allowed under the Act. The Registrant’s current strategic plan also calls for continued expansion through de novo branching into new markets beyond the existing service area.

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

The regulatory capital ratios of the Corporation and FCBNA as of December 31, 2009, are set forth in the table in Note 15 of the Notes to the Consolidated Financial Statements in the Registrant’s 2009 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report.

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

On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA included a wide variety of programs intended to stimulate the economy and provided for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that were in addition to those previously announced by the U.S. Treasury, until an institution had repaid the U.S. Treasury, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 22 of the accompanying 2009 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

ITEM 4. RESERVED

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

There were no purchases by the Corporation of its equity securities during the three months ended December 31, 2009.

The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors (i) on February 15, 2005, to allow for the purchase of up to 40,000 shares; (ii) on May 24, 2005, to allow for the purchase of up to 60,000 shares; (iii) on May 15, 2007, to allow for the purchase of up to 80,000 shares; and (iv) on October 16, 2007, to allow for the purchase of up to 120,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan. At December 31, 2009, management was authorized to repurchase 9,572 shares.

Pages 20-21 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10 (Stockholders’ Equity) of the Notes to Consolidated Financial Statements of the accompanying 2009 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13 (incorporated herein by reference) describes further the information for the market, stockholders, dividends, relative performance of the Registrant’s common stock and equity based compensation plans. The payment of dividends is subject to the restrictions described in Note 15 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock during each calendar quarter.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 22 of the accompanying 2009 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found on page 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 14 of the Notes to Consolidated Financial Statements of the accompanying 2009 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent registered public accounting firm for the years ended December 31, 2009 and 2008, which are included in the Corporation’s 2009 Annual Report to Stockholders, are incorporated herein by reference as Exhibit 13.

The report of the independent registered public accounting firm, Brown, Edwards & Company, L.L.P., Bluefield, West Virginia, on page 51, reflects an unqualified opinion on the 2009 and 2008 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009.

Reference to

2009 Annual Report

Consolidated Statements of Financial Condition	Page 23
Consolidated Statements of Income	Page 24
Consolidated Statements of Changes in Stockholders’ Equity	Page 25
Consolidated Statements of Cash Flows	Page 26
Notes to Consolidated Financial Statements	Pages 27 - 49
Management’s Annual Report on Internal Control Over Financial Reporting	Page 50
Report of Independent Registered Public Accounting Firm	Page 51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s annual report on internal control over financial reporting appears on Page 50 of in the Registrant’s 2009 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 26, 2010 (which is not later than 120 days after December 31, 2009, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “DIRECTOR QUALIFICATIONS AND REVIEW OF DIRECTOR NOMINEES” and “NOMINEES FOR DIRECTORS” on page 11, “IDENTIFICATION OF EXECUTIVE OFFICERS” on page 23, “Family Relationships” on page 10, “The Audit and Compliance Committee” on pages 4-5, the “Nominating Committee and the Nomination Process” on pages 6-7, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 25, in our 2010 Proxy Statement and is incorporated herein by reference to such proxy statement.

A sample Officer’s Code of Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 26, 2010, (which is not later than 120 days after December 31, 2009, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “EXECUTIVE COMPENSATION” on pages 18-21 and “DIRECTOR COMPENSATION” on page 22, in our 2010 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 26, 2010, (which is not later than 120 days after December 31, 2009, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Principal Stockholders” on page 25, and “Security Ownership of Directors, Nominees for Director and Named Executive Officers” on pages 24-25 in our 2010 Proxy Statement is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 26, 2010, (which is not later than 120 days after December 31, 2009, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Related Persons Transactions” on pages 8-9 and “Independence of Directors and Nominees” on page 7-8 in our 2010 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accountant fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 26, 2010, (which is not later than 120 days after December 31, 2009, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” on pages 16-17 in our 2010 Proxy Statement and is incorporated herein by reference to such proxy statement.

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

3.	Exhibits Required by Item 601 of Regulation S-K.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and Bylaws

3(i)	Articles of Amendment to Articles of Incorporation (1)

3(ii)	Restated Articles of Incorporation (2)

3(iii)	Amended and Restated By-laws of the Company (3)

11.	Statement regarding computation of per share earnings(4)

13.	Annual report to security holders.

14.	Sample Officer’s Code of Ethics

21.	Subsidiaries of the registrant(5)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.
(4)	These statements are included in Note 9 in the notes to the consolidated financial statements which are incorporated herein by reference.
(5)	This disclosure is included in Note 1 in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting & Financial Officer)

	DATE:	March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ B. L. Jackson	Date: March 26, 2010
B. L. Jackson, Jr.
Chairman of the Board and Director

BY:	/s/ R. W. Wilkinson	Date: March 26, 2010
R. W. Wilkinson
President & Chief Executive Officer and Director
(Principal Executive Officer)

BY:	/s/ J. Ronald Hypes	Date: March 26, 2010
J. Ronald Hypes
Treasurer
(Principal Accounting & Financial Officer)

BY:	/s/ Frank W. Wilkinson	Date: March 26, 2010
Frank W. Wilkinson
Secretary and Director

BY:	/s/ J. Richard Chambers	Date: March 26, 2010
J. Richard Chambers
Director

BY:	/s/ Paul Cole, Jr.	Date: March 26, 2010
Paul Cole, Jr.
Director

BY:	/s/ Robert M. Jones, Jr.	Date: March 26, 2010
Robert M. Jones, Jr., M.D.
Vice Chairman of the Board and Director

BY:	/s/ Samuel V. Jones	Date: March 26, 2010
Samuel V. Jones
Director

BY:		Date:
Marshall S. Miller
Director

BY:	/s/ Charles A. Peters	Date: March 26, 2010
Charles A. Peters
Director

BY:	/s/ John H. Shott	Date: March 26, 2010
John H. Shott
Director

BY:	/s/ Walter L. Sowers	Date: March 26, 2010
Walter L. Sowers
Director

BY:	/s/ Wm. Chandler Swope	Date: March 26, 2010
Wm. Chandler Swope
Director

BY:		Date:
J. Brookins Taylor, M. D.
Director