Form 10-Q
period 2010-03-31
FIRST CENTURY BANKSHARES INC
filed 2010-05-14
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 11, 2010, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,691	$9,917
Interest-bearing balances with banks	5,544	2,825
Federal funds sold	10,000	4,600
Securities available for sale	68,593	60,840
Securities held to maturity: (estimated fair value of $19,488 at March 31, 2010 and $19,416 at December 31, 2009)	19,155	19,076
Federal Home Loan Bank and Federal Reserve Bank Stock	1,635	1,635
Loans	282,699	286,366
Less allowance for loan losses	4,775	4,325

Net loans	277,924	282,041
Premises and equipment	13,351	13,566
Real estate owned other than bank premises	2,555	2,578
Other assets	5,398	6,126
Goodwill	5,183	5,183

TOTAL ASSETS	$420,029	$408,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$51,935	$45,548
Interest-bearing	306,562	304,772

Total deposits	358,497	350,320
Short-term borrowings	18,885	15,267
Other liabilities	2,996	3,344

TOTAL LIABILITIES	380,378	368,931

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at March 31, 2010, and at December 31, 2009	2,500	2,500
Paid-in capital	757	757
Retained earnings	39,863	39,727
Treasury stock, at cost; 96,880 shares at March 31, 2010, and at December 31, 2009	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(1,189)	(1,248)

TOTAL STOCKHOLDERS’ EQUITY	39,651	39,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$420,029	$408,387

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,681	$4,152
Interest on balances with banks	4	13
Interest and dividends from securities available for sale:
Taxable	564	787
Interest and dividends from securities held to maturity:
Taxable	7	13
Tax-exempt	171	152
Interest on federal funds sold	4	2

TOTAL INTEREST INCOME	4,431	5,119

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	234	334
Interest on other deposits	618	1,028
Interest on federal funds purchased and securities sold under agreements to repurchase	68	67
Interest on other liabilities for borrowed money	—	2

TOTAL INTEREST EXPENSE	920	1,431

Net interest income	3,511	3,688
Provision for loan losses	492	135

Net interest income after provision for loan losses	3,019	3,553

NONINTEREST INCOME
Income from fiduciary activities	343	333
Other operating income	855	703
Securities gains	47	—

TOTAL NONINTEREST INCOME	1,245	1,036

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,681	1,789
Furniture and equipment expense	618	572
Other noninterest expense	1,317	1,179

TOTAL NONINTEREST EXPENSE	3,616	3,540

Income before income taxes	648	1,049
Provision for income taxes	227	329

NET INCOME	$421	$720

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.22	$0.38
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,903,120	1,903,120

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total

Balance at December 31, 2008	$2,500	$757	$41,239	$(851)	$(2,280)	$41,365
Comprehensive income:
Net income	—	—	720	—	—	720
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	56	—	56

Total comprehensive income	—	—	720	56	—	776

Cash dividends paid - $0.27 per share	—	—	(513)	—	—	(513)

Balance at March 31, 2009	$2,500	$757	$41,446	$(795)	$(2,280)	$41,628

Balance at December 31, 2009	$2,500	$757	$39,727	$(1,248)	$(2,280)	$39,456
Comprehensive income:
Net income	—	—	421	—	—	421
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	59	—	59

Total comprehensive income	—	—	421	59	—	480

Cash dividends paid - $0.15 per share	—	—	(285)	—	—	(285)

Balance at March 31, 2010	$2,500	$757	$39,863	$(1,189)	$(2,280)	$39,651

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421	$720
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	492	135
Depreciation and amortization	215	239
Securities gains	(47)	—
Amortization (accretion) of securities premiums (discounts), net	41	2
Decrease in interest receivable and other assets	715	22
Increase (decrease) in interest payable and other liabilities	(348)	418

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,489	1,536

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(942)	(783)
Purchases of securities available for sale	(22,018)	(14,708)
Proceeds from maturities and calls of securities held to maturity	855	355
Proceeds from maturities and calls of securities available for sale	13,582	13,872
Proceeds from sales of securities available for sale	792	—
Net (increase) decrease in loans	3,625	(3,995)
Acquisition of fixed assets	—	(11)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,106)	(5,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	8,889	2,768
Net increase (decrease) in time deposits	(712)	2,943
Net increase (decrease) in short-term borrowings	3,618	(4,513)
Cash dividends paid	(285)	(513)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,510	685

Net increase (decrease) in cash and cash equivalents	8,893	(3,049)
Cash and cash equivalents at beginning of period	17,342	16,459

Cash and cash equivalents at end of period	$26,235	$13,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$886	$1,428
Income taxes	—	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three-month period ended March 31, 2010, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period	$142	$90
Reclassification adjustment for (gains) losses included in net income	(47)	—

Other comprehensive income (loss) before tax	95	90
Income tax (expense) benefit related to other comprehensive income (loss)	(36)	(34)

Other comprehensive income (loss)	$59	$56

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE C – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009.

	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$4,325	$2,690
Provision for loan losses	492	135
Recoveries on loans previously charged off	27	34
Loans charged off	(69)	(59)

Balance at March 31,	$4,775	$2,800

The following is a summary of loans considered impaired at March 31, 2010 and 2009.

	2010	2009
	(Dollars in thousands)
Gross impaired loans with specific reserves	$2,527	$1,190
Specific reserves for impaired loans	(598)	(180)
Gross impaired loans with no specific reserves	6,300	6,062

Recorded investment in impaired loans	$8,229	$7,072

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE D – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$79	$74	$3	$3
Interest cost	111	109	14	15
Expected return on plan assets	(128)	(116)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	55	54	(8)	(9)

Net periodic benefit cost	$95	$99	$23	$23

The Corporation contributed $75,000 to the pension plan in the first quarter of 2010. No contributions were made during the first quarter of 2009. Approximately $14,000 and $12,000 in contributions were made for postretirement benefits for the three-month periods ended March 31, 2010 and 2009, respectively. Contributions of $225,000 for pension benefits and $42,000 for postretirement benefits are expected to be made during the remainder of 2010.

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

	March 31, 2010			December 31, 2009
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage

Consolidated	12.42%	13.67%	8.93%	12.31%	13.56%	8.92%
First Century Bank, N.A.	12.02%	13.28%	8.64%	11.82%	13.07%	8.55%

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE F – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, NA, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,248,000 at March 31, 2010 and $4,273,000 at December 31, 2009. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $43,220,000 at March 31, 2010, and $45,610,000 at December 31, 2009, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE G – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$45,527	$196	$102	$45,621
U.S. Government agency mortgage-backed securities	22,091	881	—	22,972

TOTAL SECURITIES AVAILABLE FOR SALE	$67,618	$1,077	$102	$68,593

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$35,533	$221	$116	$35,638
U.S. Government agency mortgage-backed securities	24,426	787	11	25,202

TOTAL SECURITIES AVAILABLE FOR SALE	$59,959	$1,008	$127	$60,840

Securities held to maturity are summarized as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$19,155	$369	$36	$19,488

TOTAL SECURITIES HELD TO MATURITY	$19,155	$369	$36	$19,488

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$19,076	$378	$38	$19,416

TOTAL SECURITIES HELD TO MATURITY	$19,076	$378	$38	$19,416

Securities with an aggregate fair value of $41,758,000 at March 31, 2010 and $38,660,000 at December 31, 2009, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $18,859,000 at March 31, 2010 and $15,241,000 at December 31, 2009 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE G – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Proceeds from sales	$792	$—
Gross realized gains	47	—
Gross realized losses	—	—

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at March 31, 2010 are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$1,000	$1,004	$4

Due after one year through five years	30,679	30,960	281

Due after five years through ten years	28,294	28,722	428

Due after ten years	7,645	7,907	262

TOTAL SECURITIES AVAILABLE FOR SALE	$67,618	$68,593	$975

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$1,405	$1,421	$16

Due after one year through five years	5,415	5,629	214

Due after five years through ten years	6,946	7,036	90

Due after ten years	5,389	5,402	13

TOTAL SECURITIES HELD TO MATURITY	$19,155	$19,488	$333

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE G – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2010:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$102	$18,927	$—	$—

Total securities available for sale	$102	$18,927	$—	$—

Securities held to maturity:
Municipal bonds	$36	$4,784	$—	$—

Total securities held to maturity	$36	$4,784	$—	$—

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

NOTE H – FAIR VALUE MEASUREMENT

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value guidance establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include identification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These include:

•

Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•

Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE H – FAIR VALUE MEASUREMENT (Continued)

•

Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value March 31, 2010	Fair Value Measurements at March 31, 2010, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$45,621	$—	$45,621	$—
U.S. Government agency mortgage-backed securities	22,972	—	22,972	—

Total	$68,593	$—	$68,593	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$8,229	$—	$8,229	$—
Foreclosures and repossessions	2,555	—	2,555	—

Total	$10,784	$—	$10,784	$—

Description	Fair Value December 31, 2009	Fair Value Measurements at December 31, 2009, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$35,638	$—	$35,638	$—
U.S. Government agency mortgage-backed securities	25,202	—	25,202	—

Total	$60,840	$—	$60,840	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$6,907	$—	$6,907	$—
Foreclosures and repossessions	2,609	—	2,609	—

Total	$9,516	$—	$9,516	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments: (in thousands)

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$26,235	$26,235	$17,342	$17,342

Investment securities available for sale	68,593	68,593	60,840	60,840

Investment securities held to maturity	19,155	19,488	19,076	19,416

Loans, net	277,924	286,804	282,041	292,380

Accrued interest receivable	1,498	1,498	1,484	1,484

Deposits	358,497	359,844	350,320	351,668

Borrowings	18,885	18,885	15,267	15,267

Accrued interest payable	167	167	133	133

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that amended the subsequent events pronouncement issued in May 2009. The amendment removed the requirement to disclose the date through which subsequent events have been evaluated. This pronouncement became effective immediately upon issuance and is to be applied prospectively. The adoption of this pronouncement did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued an accounting pronouncement to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2010

This narrative will assist you, the reader, in your analysis of the accompanying consolidated financial statements and supplemental financial information. You should read it in conjunction with the unaudited consolidated financial statements and the notes presented elsewhere in this report. We are not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company, except as discussed herein. We are also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented.

Forward-looking Statements

This report may contain certain forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by such statements for a variety of factors including: changes in economic conditions which may affect the Company’s primary market area; rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature and extent of governmental actions and reforms; and rapidly changing technology and evolving financial industry standards.

There have been historic disruptions in the financial system in the United States during the past two years. Continuation of the turbulence in large portions of the global financial markets is beginning to have a negative impact on the Company’s local markets which have remained relatively stable during this time of volatility. Although the Company’s local markets have not been dramatically affected, large declines in housing values in other geographic areas of the country have resulted in significant write-downs of asset values by some financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not yet clear what the ultimate impact of liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or other programs that may be initiated in the future will be on financial markets and the financial services industry. An extended U. S. or global recession could have an adverse effect on all financial institutions, including the Company.

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

March 31, 2010

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

Pensions

We have a defined benefit pension plan covering substantially all employees with at least nine months of service who are at least 20 1/2 years of age. Pension expense is determined by an actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. We review these assumptions with the plan actuaries and modify them as necessary to reflect current as well as anticipated long-term market conditions.

Results of Operations for Three Months ended March 31, 2010

Net income for the first three months of 2009 was $421,000, representing a decrease of approximately 41.5%, from the comparable 2009 level of $720,000. The most significant component, net interest income, amounted to $3,511,000 for the three-month period ended March 31, 2010, a decrease of $177,000, or 4.8%, as compared to $3,688,000 for the first three months of 2009. This decrease was primarily the result of reduced interest income in excess of the reductions seen in interest expense due to lower loan demand and the impact of an extended lower interest rate environment on the short term nature of the Company’s balance sheet. Net interest margins for the three months ended March 31, 2010 and 2009 were 3.38% and 3.44%, respectively.

Interest income for the three-month period ended March 31, 2010 decreased $688,000, or 13.4%, to $4,431,000, from $5,119,000 for the three-month period ended March 31, 2009. Interest income reflected a weighted-average yield on earning assets of 4.67% for the three-month period ended March 31, 2010, compared to 5.20% for the same three-month period in 2009. Average interest-earning assets were $379,921,000 and $393,617,000 during the three months ended March 31, 2010 and 2009, respectively.

Interest expense decreased $511,000, or 35.7%, to $920,000 for the three-month period ended March 31, 2010, from $1,431,000 for the same period in 2009. This reflected an average cost of funds of 1.14% and 1.74%, respectively, for the three-month periods ended March 31, 2010 and 2009. Average interest-bearing liabilities were $324,185,000 and $329,765,000 during the three months ended March 31, 2010 and 2009, respectively.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2010

The provision for loan losses was $492,000 for the three months ended March 31, 2010. This was an increase of $357,000 compared to the provision of $135,000 for the same period in 2009. Net charge-offs were $42,000 for the quarter ended March 31, 2010, compared to $25,000 for the quarter ended March 31, 2009. Additions to the allowance for loan losses in excess of net charge-offs of $450,000 were made in the first quarter of 2010. This compares to additions in the first quarter of 2009 of $110,000. The increase for 2010 includes specific reserves of $325,000 for two commercial loan relationships placed in nonaccrual status during the quarter.

Noninterest income, exclusive of securities gains and losses, was $1,198,000 for the three-month period ended March 31, 2010 and represented an increase of $162,000, or 15.6%, compared to $1,036,000 for the same period in 2009. Increases were seen in all areas of noninterest income, reflecting pricing adjustments for deposit services, additional assets under management enhancing fiduciary fees, and higher fee income from mortgage loan originations. Management expects mortgage originations to decrease in the future as most customers have refinanced their mortgages at the current lower rates.

Noninterest expense of $3,616,000 for the quarter ended March 31, 2010 represented an increase of $76,000, or 2.1%, from $3,540,000 for the same period in 2009. Personnel expense decreased $108,000, or 6.0%, due to recent efforts to reduce staffing levels through this economic downturn. This reduction, however, was more than offset by higher loan collection expenses, data processing expenses and FDIC insurance assessments.

On a per share basis, net income decreased to $0.22 per diluted share for the three-month period ended March 31, 2010, compared to $0.38 per diluted share for the same period in 2009. Earnings through March 31, 2010 and March 31, 2009, reflect an annualized return on average assets (ROAA) of 0.40% and 0.67%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 4.23% and 6.91% for the periods ending March 31, 2010 and 2009, respectively. Dividends for the first quarter of 2010 were $0.15 per share, compared to $0.27 per share for the first quarter of 2009, a reduction of 44.4%.

Financial Condition and Asset Quality

Total assets at March 31, 2010 were $420,029,000 as compared to $408,387,000 at December 31, 2009, or an increase of $11,642,000, or 2.9%. The loan portfolio decreased 1.3% during this period to $282,699,000 at March 31, 2010, from $286,366,000 at December 31, 2009, reflecting the minimal loan demand, other than refinances, experienced during the quarter. The investment portfolio increased approximately $7,832,000, or 9.6%, during this same period utilizing excess liquidity.

Total deposits increased by $8,177,000 to $358,497,000 at March 31, 2010 from $350,320,000 at December 31, 2009. Noninterest-bearing deposits increased by $6,387,000, or 14.0%, which is a normal fluctuation with some larger commercial customers. Interest-bearing deposits increased $1,790,000, or 0.6%, during this same period.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2010

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $4,775,000 at March 31, 2010, compared with $4,325,000 at December 31, 2009. With the additional provision previously mentioned, the allowance for loan losses as a percentage of total loans increased from 1.51% at December 31, 2009, to 1.69% at March 31, 2010. Estimates may change at some point in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $13,583,000 at March 31, 2010, and $11,808,000 at December 31, 2009. As a percentage of total assets, nonperforming assets increased from 2.9% at December 31, 2009 to 3.2% at March 31, 2010.

The increase in nonperforming assets during the first quarter of 2010 was primarily the result of the deterioration of two commercial loan relationships. One relationship of approximately $710,000 in the medical services industry was allocated specific impairment reserves of $284,000. The other relationship is a commercial real estate project of approximately $676,000 which required no specific impairment reserve. At March 31, 2010, impaired loans totaling $2,527,000 had specific reserves of $598,000. Additionally, $6,300,000 of impaired loans were recorded with no specific reserves.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,248,000 at March 31, 2010 and $4,273,000 at December 31, 2009. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $43,220,000 at March 31, 2010, and $45,610,000 at December 31, 2009, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2010 and December 31, 2009, the reserve for unfunded lending commitments was $10,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2010

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $1,489,000 of liquidity for the three-month period ended March 31, 2010, compared to $1,536,000 for the same three months in 2009. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $14,437,000 for the three-month period ended March 31, 2010, compared to $14,227,000 for the three-month period ended March 31, 2009. Excess proceeds from maturities and calls of investments during the first quarter of 2010 were reinvested in the portfolio. As of March 31, 2010, we had approximately $13,724,000 of investment securities that mature within 36 months.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2010, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At March 31, 2010, we owned $1,252,500 of stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. Management continues to evaluate any potential impact from the Federal Home Loan Bank of Pittsburgh’s announcement that it would not be redeeming any excess capital stock from its members in order to better manage its own capital position and that it was discontinuing dividend payments. Management believes that the FHLB System will still be the primary source of liquidity for the banking system in the future, and that there is no impairment in our investment in the FHLB-Pittsburgh.

As of March 31, 2010, there was no outstanding balance on our federal funds purchased lines of $8,600,000 with correspondent banks which are available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of March 31, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2010, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not Applicable

(b) Not Applicable

(c) Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

(a) None

(b) None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number

3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	25

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	26

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	27

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	28

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/S/ J. RONALD HYPES
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date: May 14, 2010