Form 10-Q
period 2010-06-30
FIRST CENTURY BANKSHARES INC
filed 2010-08-12
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2010

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of August 11, 2010, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,512	$9,917
Interest-bearing balances with banks	7,927	2,825
Federal funds sold	13,800	4,600
Securities available for sale	70,516	60,840
Securities held to maturity: (estimated fair value of $20,324 at June 30, 2010 and $19,416 at December 31, 2009)	19,788	19,076
Federal Home Loan Bank and Federal Reserve Bank Stock	1,635	1,635
Loans	271,218	286,366
Less allowance for loan losses	4,900	4,325

Net loans	266,318	282,041
Premises and equipment	13,211	13,566
Real estate owned other than bank premises	2,843	2,578
Other assets	4,772	6,126
Goodwill	5,183	5,183

TOTAL ASSETS	$416,505	$408,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$51,315	$45,548
Interest-bearing	305,222	304,772

Total deposits	356,537	350,320
Short-term borrowings	16,519	15,267
Other liabilities	3,084	3,344

TOTAL LIABILITIES	376,140	368,931

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at June 30, 2010, and at December 31, 2009	2,500	2,500
Paid-in capital	757	757
Retained earnings	40,293	39,727
Treasury stock, at cost; 96,880 shares at June 30, 2010, and at December 31, 2009	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(905)	(1,248)

TOTAL STOCKHOLDERS’ EQUITY	40,365	39,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,505	$408,387

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,640	$4,112	$7,321	$8,264
Interest on balances with banks	5	12	9	25
Interest and dividends from securities available for sale:
Taxable	565	746	1,129	1,533
Interest and dividends from securities held to maturity:
Taxable	8	14	15	27
Tax-exempt	181	167	352	319
Interest on federal funds sold	5	3	9	5

TOTAL INTEREST INCOME	4,404	5,054	8,835	10,173

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	217	321	451	655
Interest on other deposits	575	936	1,193	1,964
Interest on short term borrowings	67	70	135	139

TOTAL INTEREST EXPENSE	859	1,327	1,779	2,758

Net interest income	3,545	3,727	7,056	7,415
Provision for loan losses	245	380	737	515

Net interest income after provision for loan losses	3,300	3,347	6,319	6,900

NONINTEREST INCOME
Income from fiduciary activities	345	331	688	664
Other operating income	907	836	1,762	1,539
Securities gains	—	5	47	5

TOTAL NONINTEREST INCOME	1,252	1,172	2,497	2,208

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,644	1,688	3,325	3,477
Premises and equipment expense	557	571	1,175	1,143
Other noninterest expense	1,304	1,623	2,621	2,802

TOTAL NONINTEREST EXPENSE	3,505	3,882	7,121	7,422

Income before income taxes	1,047	637	1,695	1,686
Provision for income taxes	331	246	558	575

NET INCOME	$716	$391	$1,137	$1,111

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.21	$0.60	$0.58
Diluted	$0.38	$0.21	$0.60	$0.58
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,903,120	1,903,120	1,903,120	1,903,120
Diluted	1,903,120	1,903,120	1,903,120	1,903,120

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total
Balance at December 31, 2008	$2,500	$757	$41,239	$(851)	$(2,280)	$41,365
Comprehensive income:
Net income	—	—	1,111	—	—	1,111
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(181)	—	(181)

Total comprehensive income	—	—	1,111	(181)	—	930

Cash dividends paid - $0.54 per share	—	—	(1,028)	—	—	(1,028)

Balance at June 30, 2009	$2,500	$757	$41,322	$(1,032)	$(2,280)	$41,267

Balance at December 31, 2009	$2,500	$757	$39,727	$(1,248)	$(2,280)	$39,456
Comprehensive income:
Net income	—	—	1,137	—	—	1,137
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	343	—	343

Total comprehensive income	—	—	1,137	343	—	1,480

Cash dividends paid - $0.30 per share	—	—	(571)	—	—	(571)

Balance at June 30, 2010	$2,500	$757	$40,293	$(905)	$(2,280)	$40,365

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,137	$1,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	737	515
Depreciation and amortization	430	465
Securities gains	(47)	(5)
Loss on write-down of securities carried at cost	—	168
Amortization (accretion) of securities premiums (discounts), net	83	13
Decrease in interest receivable and other assets	1,167	100
Increase (decrease) in interest payable and other liabilities	(260)	148

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,247	2,515

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,868)	(4,426)
Purchases of securities available for sale	(42,592)	(25,254)
Proceeds from maturities and calls of securities held to maturity	1,140	920
Proceeds from maturities and calls of securities available for sale	32,651	27,581
Proceeds from sales of securities available for sale	792	3,373
Net decrease (increase) in loans	14,704	(3,354)
Acquisition of fixed assets	(75)	(43)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,752	(1,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	8,684	5,307
Net decrease in time deposits	(2,467)	(472)
Net increase (decrease) in short-term borrowings	1,252	(2,174)
Cash dividends paid	(571)	(1,028)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,898	1,633

Net increase in cash and cash equivalents	14,897	2,945
Cash and cash equivalents at beginning of period	17,342	16,459

Cash and cash equivalents at end of period	$32,239	$19,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,733	$2,788
Income taxes	—	760
Transfers of loans to other real estate owned	282	102

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three and six-month periods ended June 30, 2010, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2010	2009	2010	2009

Unrealized holding gains (losses) arising during the period	$452	$(374)	$594	$(284)
Reclassification adjustment for (gains) losses included in net income	—	(5)	(47)	(5)

Other comprehensive income (loss) before tax	452	(379)	547	(289)
Income tax (expense) benefit related to other comprehensive income (loss)	(168)	142	(204)	108

Other comprehensive income (loss)	$284	$(237)	$343	$(181)

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE C – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the three and six-months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$4,775	$2,800	$4,325	$2,690
Provision for loan losses	245	380	737	515
Recoveries on loans previously charged off	72	27	99	61
Loans charged off	(192)	(207)	(261)	(266)

Balance at end of period	$4,900	$3,000	$4,900	$3,000

The following is a summary of loans considered impaired at June 30, 2010 and 2009.

	2010	2009
	(Dollars in thousands)
Gross impaired loans with specific reserves	$2,406	$2,859
Specific reserves for impaired loans	(680)	(462)
Gross impaired loans with no specific reserves	5,647	6,048

Recorded investment in impaired loans	$7,373	$8,445

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE D – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three and six-month periods ended June 30, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$80	$73	$5	$3
Interest cost	112	109	14	15
Expected return on plan assets	(127)	(115)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(23)	(23)	—	—
Recognition of net actuarial loss (gain)	54	54	(9)	(9)

Net periodic benefit cost	$96	$98	$24	$23

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$159	$147	$8	$6
Interest cost	223	218	28	30
Expected return on plan assets	(255)	(231)	—	—
Amortization of transition amount	—	—	28	28
Amortization of prior service cost	(45)	(45)	—	—
Recognition of net actuarial loss (gain)	109	108	(17)	(18)

Net periodic benefit cost	$191	$197	$47	$46

The Corporation contributed $150,000 to the pension plan during both six-month periods ended June 30, 2010 and 2009, respectively. Approximately $28,000 and $24,000 in contributions were made for postretirement benefits for the six-month periods ended June 30, 2010 and 2009, respectively. Contributions of $150,000 for pension benefits and $28,000 for postretirement benefits are expected to be made during the remainder of 2010.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

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

	June 30, 2010			December 31, 2009
Entity	Tier 1	Combined Capital (Tier 1 and Tier 2)	Leverage	Tier 1	Combined Capital (Tier 1 and Tier 2)	Leverage
Consolidated	13.08%	14.33%	8.87%	12.31%	13.56%	8.92%
First Century Bank, N.A.	12.68%	13.93%	8.59%	11.82%	13.07%	8.55%

NOTE F – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, N.A., the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,287,000 at June 30, 2010 and $4,273,000 at December 31, 2009. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $42,783,000 at June 30, 2010, and $45,610,000 at December 31, 2009, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE G – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$48,576	$383	$—	$48,959

U.S. Government agency mortgage-backed securities	20,512	1,045	—	21,557

TOTAL SECURITIES AVAILABLE FOR SALE	$69,088	$1,428	$—	$70,516

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$35,533	$221	$116	$35,638

U.S. Government agency mortgage-backed securities	24,426	787	11	25,202

TOTAL SECURITIES AVAILABLE FOR SALE	$59,959	$1,008	$127	$60,840

Securities held to maturity are summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$19,788	$541	$5	$20,324

TOTAL SECURITIES HELD TO MATURITY	$19,788	$541	$5	$20,324

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$19,076	$378	$38	$19,416

TOTAL SECURITIES HELD TO MATURITY	$19,076	$378	$38	$19,416

Securities with an aggregate fair value of $39,461,000 at June 30, 2010 and $38,660,000 at December 31, 2009, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $16,493,000 at June 30, 2010 and $15,241,000 at December 31, 2009 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE G – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Proceeds from sales	$—	$3,373	$792	$3,373
Gross realized gains	—	115	47	115
Gross realized losses	—	110	—	110

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at June 30, 2010 are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$513	$525	$12

Due after one year through five years	33,869	34,224	355

Due after five years through ten years	29,572	30,412	840

Due after ten years	5,134	5,355	221

TOTAL SECURITIES AVAILABLE FOR SALE	$69,088	$70,516	$1,428

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$1,520	$1,533	$13

Due after one year through five years	5,011	5,235	224

Due after five years through ten years	8,608	8,843	235

Due after ten years	4,649	4,713	64

TOTAL SECURITIES HELD TO MATURITY	$19,788	$20,324	$536

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE G – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2010:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Municipal bonds	$5	$429	$—	$—

Total securities held to maturity	$5	$429	$—	$—

For these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

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

June 30, 2010

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

June 30, 2010

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value June 30, 2010	Fair Value Measurements at June 30, 2010, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$48,959	$—	$48,959	$—
U.S. Government agency mortgage-backed securities	21,557	—	21,557	—

Total	$70,516	$—	$70,516	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$7,373	$—	$7,373	$—
Foreclosures and repossessions	2,845	—	2,845	—

Total	$10,218	$—	$10,218	$—

Description	Fair Value December 31, 2009	Fair Value Measurements at December 31, 2009, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$35,638	$—	$35,638	$—
U.S. Government agency mortgage-backed securities	25,202	—	25,202	—

Total	$60,840	$—	$60,840	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$6,907	$—	$6,907	$—
Foreclosures and repossessions	2,609	—	2,609	—

Total	$9,516	$—	$9,516	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments. Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments. (in thousands)

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash & cash equivalents	$32,239	$32,239	$17,342	$17,342

Investment securities available for sale	70,516	70,516	60,840	60,840

Investment securities held to maturity	19,788	20,324	19,076	19,416

Loans, net	266,318	276,494	282,041	292,380

Accrued interest receivable	1,363	1,363	1,484	1,484

Deposits	356,537	358,071	350,320	351,668

Borrowings	16,519	16,519	15,267	15,267

Accrued interest payable	178	178	133	133

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

In July 2010, the FASB issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Corporation is currently evaluating the impact of this guidance on its consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE J – SUBSEQUENT EVENTS

On July 23, 2010, a significant borrower advised the Bank that it was in negotiations with another financial institution concerning that financial institution’s decision not to renew the borrower’s $23 million secured line of credit.

At present, the borrower’s approximate $4.5 million loan with First Century is performing as contractually agreed. As of the date of the filing of this 10-Q, management reasonably believes that the negotiations between its borrower and the other financial institution will result in a mutually satisfactory agreement. Management of First Century has not increased its loan loss reserve as a result of this information, but is monitoring the credit closely. If the loan is further downgraded, the Bank anticipates it will increase the allowance for loan losses in the third quarter to account for the deterioration of this loan. At this time, the amount of any such increase cannot be determined, but the Bank believes it could be in an amount ranging from $750,000 to $1,000,000.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2010

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

There have been historic disruptions in the financial system in the United States during the past two years. Continuation of the turbulence in large portions of the global financial markets is beginning to have a negative impact on the Company’s local markets which have remained relatively stable during this time of volatility. Although the Company’s local markets have not been dramatically affected, large declines in housing values in other geographic areas of the country have resulted in significant write-downs of asset values by some financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not yet clear what the ultimate impact of liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or other programs that may be initiated in the future will be on financial markets and the financial services industry. We are concerned with the recent passage of financial industry regulatory reform legislation and its impact on the cost of future regulatory compliance. Additionally, an extended U. S. or global recession could have an adverse effect on all financial institutions, including the Company.

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

June 30, 2010

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

Subsequent Events

On July 23, 2010, a significant borrower advised the Bank that it was in negotiations with another financial institution concerning that financial institution’s decision not to renew the borrower’s $23 million secured line of credit.

At present, the borrower’s approximate $4.5 million loan with First Century is performing as contractually agreed. As of the date of the filing of this 10-Q, management reasonably believes that the negotiations between its borrower and the other financial institution will result in a mutually satisfactory agreement. Management of First Century has not increased its loan loss reserve as a result of this information, but is monitoring the credit closely. If the loan is further downgraded, the Bank anticipates it will increase the allowance for loan losses in the third quarter to account for the deterioration of this loan. At this time, the amount of any such increase cannot be determined, but the Bank believes it could be in an amount ranging from $750,000 to $1,000,000.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2010

Results of Operations for Three Months ended June 30, 2010

Net income for the second three months of 2010 was $716,000, representing an increase of approximately 83.1%, from the comparable 2009 level of $391,000. The most significant component, net interest income, amounted to $3,545,000 for the three-month period ended June 30, 2010, a decrease of $182,000, or 4.9%, as compared to $3,727,000 for the second quarter of 2009. This decrease was primarily the result of reduced interest income in excess of the reductions seen in interest expense due to lower loan demand and the impact of an extended lower interest rate environment on the short term nature of the Company’s balance sheet. Net interest margins for the three months ended June 30, 2010 and 2009 were 3.34% and 3.41%, respectively.

Interest income for the three-month period ended June 30, 2010 decreased $650,000, or 12.9%, to $4,404,000, from $5,054,000 for the three-month period ended June 30, 2009. Interest income reflected a weighted-average yield on earning assets of 4.51% for the three-month period ended June 30, 2010, compared to 5.00% for the same three-month period in 2009. Average interest-earning assets were $391,004,000 and $404,045,000 during the three months ended June 30, 2010 and 2009, respectively.

Interest expense decreased $468,000, or 35.3%, to $859,000 for the three-month period ended June 30, 2010, from $1,327,000 for the same period in 2009. This reflected an average cost of funds of 1.05% and 1.58%, respectively, for the three-month periods ended June 30, 2010 and 2009. Average interest-bearing liabilities were $328,599,000 and $335,804,000 during the three months ended June 30, 2010 and 2009, respectively.

The provision for loan losses was $245,000 for the three months ended June 30, 2010. This was a decrease of $135,000 compared to the provision of $380,000 for the same period in 2009. Net charge-offs were $120,000 for the quarter ended June 30, 2010, compared to $180,000 for the quarter ended June 30, 2009. Additions to the allowance for loan losses of $125,000 were made in the second quarter of 2010, when compared to the additions made in the second quarter of 2009 of $200,000.

Noninterest income, exclusive of securities gains and losses, was $1,252,000 for the three-month period ended June 30, 2010 and represented an increase of $85,000, or 7.3%, compared to $1,167,000 for the same period in 2009. Increases were seen in all areas of noninterest income, reflecting pricing adjustments for deposit services, additional assets under management enhancing fiduciary fees, and higher fee income from mortgage loan originations. Management is evaluating all product and service lines to determine additional opportunities to improve noninterest income.

Noninterest expense of $3,505,000 for the quarter ended June 30, 2010 represented a decrease of $377,000, or 9.7%, from $3,882,000 for the same period in 2009. Personnel expense decreased $44,000, or 2.6%, due to ongoing efforts to reduce staffing levels through this economic downturn. Also, in the second quarter of 2009 there were two unusual items that were not incurred in 2010. As a result of the one-time assessment for FDIC insurance levied in 2009, total FDIC insurance expense for the quarter ended June 30, 2010 was lower by $213,000, or 57.5%, when compared to the same period in 2009. Also, in 2009 we incurred a write-off of our investment in the failed Silverton Bank of approximately $168,000 with no corresponding charge in 2010.

On a per share basis, net income increased to $0.38 per diluted share for the three-month period ended June 30, 2010, compared to $0.21 per diluted share for the same period in 2009. Earnings through June 30, 2010 and June 30, 2009, reflect an annualized return on average assets (ROAA) of 0.68% and 0.36%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 7.14% and 3.75% for the three-month periods ending June 30, 2010 and 2009, respectively. Dividends for the second quarter of 2010 were $0.15 per share, compared to $0.27 per share for the second quarter of 2009, a reduction of 44.4%.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2010

Results of Operations for Six Months ended June 30, 2010

Net income for the first six months of 2010 was $1,137,000, representing an increase of approximately 2.3%, from the comparable 2009 level of $1,111,000. The most significant component, net interest income, amounted to $7,056,000 for the six-month period ended June 30, 2010, a decrease of $359,000, or 4.8%, as compared to $7,415,000 for the first six months of 2009. Again, the same factors that impacted second quarter earnings were the primary drivers of improved earnings for the first half of 2010 when compared to the first half of 2009. Net interest margins for the six months ended June 30, 2010 and 2009 were 3.36% and 3.43%, respectively.

Interest income for the six-month period ended June 30, 2010 decreased $1,338,000, or 13.2%, to $8,835,000, from $10,173,000 for the six-month period ended June 30, 2009. Interest income reflected a weighted-average yield on earning assets of 4.58% for the six-month period ended June 30, 2010, compared to 5.10% for the same six-month period in 2009. Average interest-earning assets were $385,463,000 and $398,831,000 during the six months ended June 30, 2010 and 2009, respectively.

Interest expense decreased $979,000, or 35.5%, to $1,779,000 for the six-month period ended June 30, 2010, from $2,758,000 for the same period in 2009. This reflected an average cost of funds of 1.09% and 1.66%, respectively, for the six-month periods ended June 30, 2010 and 2009. Average interest-bearing liabilities were $326,392,000 and $332,785,000 during the six months ended June 30, 2010 and 2009, respectively.

The provision for loan losses was $737,000 for the six-months ended June 30, 2010. This was an increase of $222,000 compared to the provision of $515,000 for the same period in 2009. Net charge-offs were $162,000 for the first half of 2010, compared to $205,000 for the same period in 2009. Additions to the allowance for loan losses of $575,000 were made in the first half of 2010, compared to $310,000 for the first six months of 2009.

Noninterest income, net of securities gains, was $2,450,000 for the six-month period ended June 30, 2010 and represented an increase of $247,000, or 11.2%, compared to $2,203,000 for the same period in 2009. Again, improvement was experienced in most components of noninterest income.

Noninterest expense of $7,121,000 for the six-months ended June 30, 2010 represented a decrease of $301,000 from $7,422,000 for the same period in 2009. In addition to the previously mentioned $168,000 loss incurred during 2009 for the failure of Silverton Bank, FDIC insurance premiums and assessments were $174,000 lower for the six-month period ended June 30, 2010 than in the first half of 2009.

On a per share basis, net income increased to $0.60 per diluted share for the six-month period ended June 30, 2010, compared to $0.58 per diluted share for the same period in 2009. Earnings through June 30, 2010 and June 30, 2009, reflect an annualized return on average assets (ROAA) of 0.54% and 0.51%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 5.69% and 5.33% for the six-month periods ending June 30, 2010 and 2009, respectively. Dividends for the first half of 2010 were $0.30 per share, compared to $0.54 per share for the first six months of 2009, a reduction of 44.4%.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2010

Financial Condition and Asset Quality

Total assets at June 30, 2010 were $416,505,000 as compared to $408,387,000 at December 31, 2009, or an increase of $8,118,000, or 2.0%. The loan portfolio decreased 5.3% during this period to $271,218,000 at June 30, 2010, from $286,366,000 at December 31, 2009, reflecting the minimal loan demand, other than mortgage refinances, experienced during the period. The investment portfolio increased approximately $10,388,000, or 13.0%, during this same period utilizing excess liquidity.

Total deposits increased by $6,217,000 to $356,537,000 at June 30, 2010 from $350,320,000 at December 31, 2009. Noninterest-bearing deposits increased by $5,767,000, or 12.7%, which is a normal fluctuation with some larger commercial customers. Interest-bearing deposits increased $450,000 during this same period.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of national and local economies are also considered. For instance, we are evaluating our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We have not engaged in any of the subprime mortgage practices, and believe that our potential for credit deterioration in our residential mortgage portfolio is not as significant as other institutions may experience. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements. The allowance for loan losses was $4,900,000 at June 30, 2010, compared with $4,325,000 at December 31, 2009. With the additional provision previously mentioned, along with the reduction in total loans, the allowance for loan losses as a percentage of total loans increased from 1.51% at December 31, 2009, to 1.81% at June 30, 2010. Estimates may change at some point in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $12,648,000 at June 30, 2010, and $11,808,000 at December 31, 2009. As a percentage of total assets, nonperforming assets increased from 2.9% at December 31, 2009 to 3.0% at June 30, 2010.

The increase in nonperforming assets during the first half of 2010 was primarily the result of the deterioration of two commercial loan relationships. One relationship of approximately $710,000 in the medical services industry was allocated specific impairment reserves of $284,000. The other relationship is a commercial real estate project of approximately $676,000 which required no specific impairment reserve. At June 30, 2010, impaired loans totaling $2,406,000 had specific reserves of $680,000. Additionally, $5,647,000 of impaired loans were recorded with no specific reserves.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2010

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,287,000 at June 30, 2010 and $4,273,000 at December 31, 2009. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $42,783,000 at June 30, 2010, and $45,610,000 at December 31, 2009, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At June 30, 2010 and December 31, 2009, the reserve for unfunded lending commitments was $10,000. Estimates may change at some point in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $3,247,000 of liquidity for the six-month period ended June 30, 2010, compared to $2,515,000 for the same six months in 2009. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $33,791,000 for the six-month period ended June 30, 2010, compared to $28,501,000 for the six-month period ended June 30, 2009. Due to weak loan demand, additional liquidity of $14,704,000 was provided by a reduction in total loans outstanding. Excess proceeds from maturities and calls of investments and the reduction in total loans during the first half of 2010 were primarily reinvested in the investment portfolio, with a portion retained in cash and cash equivalents. As of June 30, 2010, we had approximately $16,012,000 of investment securities that mature within 36 months. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2010, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At June 30, 2010, we owned $1,252,500 of stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. Management continues to evaluate any potential impact from the Federal Home Loan Bank of Pittsburgh’s announcement that it would not be redeeming any excess capital stock from its members in order to better manage its own capital position and that it was discontinuing dividend payments. Management believes that the FHLB System will still be the primary source of liquidity for the banking system in the future, and that there is no impairment in our investment in the FHLB-Pittsburgh.

As of June 30, 2010, there was no outstanding balance on our federal funds purchased lines of $8,600,000 with correspondent banks which are available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of June 30, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2010, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

(a)	Subsequent Event

On July 23, 2010, a significant borrower advised the Bank that it was in negotiations with another financial institution concerning that financial institution’s decision not to renew the borrower’s $23 million secured line of credit.

At present, the borrower’s approximate $4.5 million loan with First Century is performing as contractually agreed. As of the date of the filing of this 10-Q, management reasonably believes that the negotiations between its borrower and the other financial institution will result in a mutually satisfactory agreement. Management of First Century has not increased its loan loss reserve as a result of this information, but is monitoring the credit closely. If the loan is further downgraded, the Bank anticipates it will increase the allowance for loan losses in the third quarter to account for the deterioration of this loan. At this time, the amount of any such increase cannot be determined, but the Bank believes it could be in an amount ranging from $750,000 to $1,000,000.

(b)	None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number

3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	28

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	29

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	30

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	31

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated May 18, 2010 and filed May 24, 2010, File Number: 000-11671; Film Number: 10853060.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. RONALD HYPES
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	August 12, 2010