Form 10-Q
period 2010-09-30
FIRST CENTURY BANKSHARES INC
filed 2010-11-10
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 10, 2010, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$9,904	$9,917
Interest-bearing balances with banks	14,221	2,825
Federal funds sold	10,000	4,600
Securities available for sale	67,250	60,840
Securities held to maturity: (estimated fair value of $23,438 at September 30, 2010 and $19,416 at December 31, 2009)	22,654	19,076
Federal Home Loan Bank and Federal Reserve Bank Stock	1,635	1,635
Loans	267,633	286,366
Less allowance for loan losses	5,575	4,325

Net loans	262,058	282,041
Premises and equipment	13,284	13,566
Real estate owned other than bank premises	2,901	2,578
Other assets	5,095	6,126
Goodwill	5,183	5,183

TOTAL ASSETS	$414,185	$408,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$54,954	$45,548
Interest-bearing	300,185	304,772

Total deposits	355,139	350,320
Short-term borrowings	15,307	15,267
Other liabilities	3,267	3,344

TOTAL LIABILITIES	373,713	368,931

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at September 30, 2010, and at December 31, 2009	2,500	2,500
Paid-in capital	757	757
Retained earnings	40,468	39,727
Treasury stock, at cost; 96,880 shares at September 30, 2010, and at December 31, 2009	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(973)	(1,248)

TOTAL STOCKHOLDERS’ EQUITY	40,472	39,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,185	$408,387

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,577	$3,948	$10,898	$12,212
Interest on balances with banks	6	12	15	37
Interest and dividends from securities available for sale:
Taxable	516	650	1,645	2,183
Interest and dividends from securities held to maturity:
Taxable	13	—	28	27
Tax-exempt	183	183	535	502
Interest on federal funds sold	4	2	13	7

TOTAL INTEREST INCOME	4,299	4,795	13,134	14,968

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	199	281	650	936
Interest on other deposits	523	795	1,716	2,759
Interest on short term borrowings	69	70	204	209

TOTAL INTEREST EXPENSE	791	1,146	2,570	3,904

Net interest income	3,508	3,649	10,564	11,064
Provision for loan losses	806	791	1,543	1,306

Net interest income after provision for loan losses	2,702	2,858	9,021	9,758

NONINTEREST INCOME
Income from fiduciary activities	361	562	1,049	1,226
Other operating income	972	908	2,734	2,447
Securities gains	—	—	47	5

TOTAL NONINTEREST INCOME	1,333	1,470	3,830	3,678

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,612	1,725	4,937	5,202
Premises and equipment expense	579	547	1,754	1,690
Other noninterest expense	1,226	1,285	3,847	4,087

TOTAL NONINTEREST EXPENSE	3,417	3,557	10,538	10,979

Income before income taxes	618	771	2,313	2,457
Provision for income taxes	158	230	716	805

NET INCOME	$460	$541	$1,597	$1,652

NET INCOME PER COMMON SHARE:
Basic	$0.24	$0.28	$0.84	$0.87
Diluted	$0.24	$0.28	$0.84	$0.87
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,903,120	1,903,120	1,903,120	1,903,120
Diluted	1,903,120	1,903,120	1,903,120	1,903,120

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total

Balance at December 31, 2008	$2,500	$757	$41,239	$(851)	$(2,280)	$41,365
Comprehensive income:
Net income	—	—	1,652	—	—	1,652
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	31	—	31

Total comprehensive income	—	—	1,652	31	—	1,683

Cash dividends paid - $0.81 per share	—	—	(1,542)	—	—	(1,542)

Balance at September 30, 2009	$2,500	$757	$41,349	$(820)	$(2,280)	$41,506

Balance at December 31, 2009	$2,500	$757	$39,727	$(1,248)	$(2,280)	$39,456
Comprehensive income:
Net income	—	—	1,597	—	—	1,597
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	275	—	275

Total comprehensive income	—	—	1,597	275	—	1,872

Cash dividends paid - $0.45 per share	—	—	(856)	—	—	(856)

Balance at September 30, 2010	$2,500	$757	$40,468	$(973)	$(2,280)	$40,472

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,597	$1,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,543	1,306
Depreciation and amortization	642	683
Securities gains	(47)	(5)
Loss on write-down of securities carried at cost	—	168
Amortization of securities premiums, net	149	36
Decrease in interest receivable and other assets	886	76
Increase (decrease) in interest payable and other liabilities	(77)	16

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,693	3,932

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(5,045)	(4,927)
Purchases of securities available for sale	(60,252)	(33,313)
Proceeds from maturities and calls of securities held to maturity	1,440	3,130
Proceeds from maturities and calls of securities available for sale	53,414	35,999
Proceeds from sales of securities available for sale	792	3,373
Net decrease in loans	17,898	616
Acquisition of fixed assets	(360)	(93)
Proceeds from disposal of other real estate owned	200	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	8,087	4,785

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	12,168	2,827
Net decrease in time deposits	(7,349)	(6,989)
Net increase (decrease) in short-term borrowings	40	(4,367)
Cash dividends paid	(856)	(1,542)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,003	(10,071)

Net increase (decrease) in cash and cash equivalents	16,783	(1,354)
Cash and cash equivalents at beginning of period	17,342	16,459

Cash and cash equivalents at end of period	$34,125	$15,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,508	$3,941
Income taxes	310	1,050

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfers of loans to other real estate owned	$542	$711

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three and nine-month periods ended September 30, 2010, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2010	2009	2010	2009

Unrealized holding gains (losses) arising during the period	$(108)	$338	$486	$55
Reclassification adjustment for (gains) losses included in net income	—	—	(47)	(5)

Other comprehensive income (loss) before tax	(108)	338	439	50
Income tax (expense) benefit related to other comprehensive income (loss)	40	(126)	(164)	(19)

Other comprehensive income (loss)	$(68)	$212	$275	$31

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE C – ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the changes in the allowance for loan losses for the three and nine-months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$4,900	$3,000	$4,325	$2,690
Provision for loan losses	806	791	1,543	1,306
Recoveries on loans previously charged off	23	31	122	92
Loans charged off	(154)	(447)	(415)	(713)

Balance at end of period	$5,575	$3,375	$5,575	$3,375

The following is a summary of loans considered impaired at September 30, 2010 and 2009.

	2010	2009
	(Dollars in thousands)
Gross impaired loans with specific reserves	$2,107	$3,767
Specific reserves for impaired loans	(572)	(355)
Gross impaired loans with no specific reserves	5,223	4,482

Recorded investment in impaired loans	$6,758	$7,894

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE D – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three and nine-month periods ended September 30, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$79	$74	$5	$3
Interest cost	112	109	14	15
Expected return on plan assets	(129)	(116)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	55	53	(9)	(9)

Net periodic benefit cost	$95	$98	$24	$23

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$238	$221	$8	$9
Interest cost	335	327	28	45
Expected return on plan assets	(384)	(347)	—	—
Amortization of transition amount	—	—	28	42
Amortization of prior service cost	(67)	(67)	—	—
Recognition of net actuarial loss (gain)	164	161	(17)	(27)

Net periodic benefit cost	$286	$295	$47	$69

The Corporation contributed $225,000 to the pension plan during the nine-month periods ended September 30, 2010 and 2009. Approximately $42,000 and $36,000 in contributions were made for postretirement benefits for the nine-month periods ended September 30, 2010 and 2009, respectively. Contributions of $75,000 for pension benefits and $14,000 for postretirement benefits are expected to be made during the remainder of 2010.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

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

	September 30, 2010			December 31, 2009
		Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage

Consolidated	13.26%	14.52%	8.90%	12.31%	13.56%	8.92%
First Century Bank, N.A.	12.84%	14.10%	8.61%	11.82%	13.07%	8.55%

NOTE F – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that in the aggregate would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, N.A., the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. These instruments consist of commitments to extend credit and standby letters of credit. Standby letters of credit were $4,298,000 at September 30, 2010 and $4,273,000 at December 31, 2009. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $45,043,000 at September 30, 2010, and $45,610,000 at December 31, 2009, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE G – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$47,195	$383	$—	$47,578

U.S. Government agency mortgage-backed securities	18,736	936	—	19,672

TOTAL SECURITIES AVAILABLE FOR SALE	$65,931	$1,319	$—	$67,250

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$35,533	$221	$116	$35,638

U.S. Government agency mortgage-backed securities	24,426	787	11	25,202

TOTAL SECURITIES AVAILABLE FOR SALE	$59,959	$1,008	$127	$60,840

Securities held to maturity are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$22,654	$808	$24	$23,438

TOTAL SECURITIES HELD TO MATURITY	$22,654	$808	$24	$23,438

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$19,076	$378	$38	$19,416

TOTAL SECURITIES HELD TO MATURITY	$19,076	$378	$38	$19,416

Securities with an aggregate fair value of $38,736,000 at September 30, 2010 and $38,660,000 at December 31, 2009, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $15,281,000 at September 30, 2010 and $15,241,000 at December 31, 2009 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE G – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in Thousands)
Proceeds from sales	$—	$3,373	$792	$3,373
Gross realized gains	—	115	47	115
Gross realized losses	—	110	—	110

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at September 30, 2010 are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$437	$447	$10

Due after one year through five years	28,915	29,221	306

Due after five years through ten years	32,451	33,292	841

Due after ten years	4,128	4,290	162

TOTAL SECURITIES AVAILABLE FOR SALE	$65,931	$67,250	$1,319

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$1,220	$1,226	$6

Due after one year through five years	5,458	5,676	218

Due after five years through ten years	9,614	10,032	418

Due after ten years	6,362	6,504	142

TOTAL SECURITIES HELD TO MATURITY	$22,654	$23,438	$784

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE G – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at September 30, 2010:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of Security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities held to maturity:
Municipal bonds	$24	$2,136	$—	$—

Total securities held to maturity	$24	$2,136	$—	$—

For these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

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

September 30, 2010

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

September 30, 2010

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value	Fair Value Measurements
Description	September 30, 2010	at September 30, 2010, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$47,578	$—	$47,578	$—
U.S. Government agency mortgage- backed securities	19,672	—	19,672	—

Total	$67,250	$—	$67,250	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$6,758	$—	$6,758	$—
Foreclosures and repossessions	2,901	—	2,901	—

Total	$9,659	$—	$9,659	$—

	Fair Value	Fair Value Measurements
Description	December 31, 2009	at December 31, 2009, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$35,638	$—	$35,638	$—
U.S. Government agency mortgage- backed securities	25,202	—	25,202	—

Total	$60,840	$—	$60,840	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$6,907	$—	$6,907	$—
Foreclosures and repossessions	2,609	—	2,609	—

Total	$9,516	$—	$9,516	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash & cash equivalents	$34,125	$34,125	$17,342	$17,342

Investment securities available for sale	67,250	67,250	60,840	60,840

Investment securities held to maturity	22,654	23,438	19,076	19,416

Loans, net	262,058	274,146	282,041	292,380

Accrued interest receivable	1,389	1,389	1,484	1,484

Deposits	355,139	356,837	350,320	351,668

Borrowings	15,307	15,309	15,267	15,267

Accrued interest payable	196	196	133	133

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

September 30, 2010

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

There have been historic disruptions in the financial system in the United States during the past two years. Continuation of the turbulence in large portions of the global financial markets is beginning to have a negative impact on the Company’s local markets which have remained relatively stable during this time of volatility. The Company’s local markets have not been dramatically affected by large declines in housing values. However, moderate declines have been seen in both prices for residential housing and commercial real estate. Concerns by banking regulators about the stability of the U.S. financial markets generally have resulted in reduced availability of funding to some financial institutions. This has led to a tightening of credit, reduction of business activity and increased market volatility. It is not yet clear what the ultimate impact of liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or other programs that may be initiated in the future will be on financial markets and the financial services industry.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, including provisions that, among other things, will: establish a Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices; establish a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body; raise the current standard maximum deposit insurance amount to $250,000; establish strengthened capital standards for banks; grant the Federal Reserve Board the power to regulate debit card interchange fees; and implement corporate governance changes.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry generally. Additionally, while the majority of the provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Corporation and the Bank, there are provisions that will apply to the Corporation and the Bank. We are currently reviewing the provisions of the Dodd-Frank Act and assessing their probable impact on the Corporation and the Bank. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will work to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2010

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

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2010

Results of Operations for Three Months ended September 30, 2010

Net income for the third three-month period of 2010 was $460,000, representing a decrease of approximately 15.0%, from the comparable 2009 level of $541,000. The most significant component, net interest income, amounted to $3,508,000 for the three-month period ended September 30, 2010, a decrease of $141,000, or 3.9%, as compared to $3,649,000 for the third quarter of 2009. This decrease was primarily the result of reduced interest income in excess of the reductions seen in interest expense due to persistent weak loan demand and the impact of an extended lower interest rate environment on the short term nature of the Company’s balance sheet. Net interest margins for the three months ended September 30, 2010 and 2009 were 3.30% and 3.43%, respectively.

Interest income for the three-month period ended September 30, 2010 decreased $496,000, or 10.3%, to $4,299,000, from $4,795,000 for the three-month period ended September 30, 2009. Interest income reflected a weighted-average yield on earning assets of 4.40% for the three-month period ended September 30, 2010, compared to 4.87% for the same three-month period in 2009. Average interest-earning assets were $391,029,000 and $393,479,000 during the three months ended September 30, 2010 and 2009, respectively.

Interest expense decreased $355,000, or 31.0%, to $791,000 for the three-month period ended September 30, 2010, from $1,146,000 for the same period in 2009. This reflected an average cost of funds of 0.97% and 1.40%, respectively, for the three-month periods ended September 30, 2010 and 2009. Average interest-bearing liabilities were $325,980,000 and $327,779,000 during the three months ended September 30, 2010 and 2009, respectively.

The provision for loan losses was $806,000 for the three months ended September 30, 2010. This was an increase of $15,000 compared to the provision of $791,000 for the same period in 2009. Net charge-offs were $131,000 for the quarter ended September 30, 2010, compared to $416,000 for the quarter ended September 30, 2009. Additions to the allowance for loan losses of $675,000 were made in the third quarter of 2010, compared to the additions made in the third quarter of 2009 of $375,000. The increase for the 2010 period reflected the downgrade of a significant loan relationship that we reported as a subsequent event in our June 30, 2010 Form 10-Q. During the third quarter of 2010, management determined that the weakness in this credit warranted a classification of substandard which resulted in additional required reserves under the Corporation’s methodology for computing the allowance for loan losses.

Noninterest income, exclusive of securities gains and losses, was $1,333,000 for the three-month period ended September 30, 2010 and represented a decrease of $137,000, or 9.3%, compared to $1,470,000 for the same period in 2009. A decrease in fiduciary fees of $201,000 for the quarter ended September 30, 2010 reflected a one-time litigation recovery during the corresponding 2009 period associated with one trust relationship which generated approximately $200,000 in fees to the Corporation. During the fourth quarter of 2010, management will be implementing pricing adjustments for most product and service lines. These adjustments are based on a recent evaluation of the Corporation’s primary markets designed to determine additional opportunities to improve noninterest income. These adjustments are being made to reduce the impact of expected reductions in overdraft fees and income from ATM and debit card interchange fees.

Noninterest expense of $3,417,000 for the quarter ended September 30, 2010 represented a decrease of $140,000, or 3.9%, from $3,557,000 for the same period in 2009. Personnel expense decreased $113,000, or 6.6%, as the result of ongoing efforts to reduce staffing levels during this economic downturn. In addition to revenue opportunities, Management continues to evaluate opportunities to reduce operating expenses and improve efficiencies.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2010

On a per share basis, net income decreased to $0.24 per diluted share for the three-month period ended September 30, 2010, compared to $0.28 per diluted share for the same period in 2009. Earnings through September 30, 2010 and September 30, 2009, reflect an annualized return on average assets (ROAA) of 0.43% and 0.51%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 4.53% and 5.21% for the three-month periods ending September 30, 2010 and 2009, respectively. Dividends for the third quarter of 2010 were $0.15 per share, compared to $0.27 per share for the third quarter of 2009, a reduction of 44.4%.

Results of Operations for Nine Months ended September 30, 2010

Net income for the first nine months of 2010 was $1,597,000, representing a decrease of approximately 3.3%, from the comparable 2009 level of $1,652,000. The most significant component, net interest income, amounted to $10,564,000 for the nine-month period ended September 30, 2010, a decrease of $500,000, or 4.5%, as compared to $11,064,000 for the first nine months of 2009. Again, the same factors that impacted third quarter earnings were the primary drivers of earnings for the first nine-months of 2010 when compared to the first nine-months of 2009. Net interest margins for the nine months ended September 30, 2010 and 2009 were 3.34% and 3.43%, respectively.

Interest income for the nine-month period ended September 30, 2010 decreased $1,834,000, or 12.3%, to $13,134,000, from $14,968,000 for the nine-month period ended September 30, 2009. Interest income reflected a weighted-average yield on earning assets of 4.52% for the nine-month period ended September 30, 2010, compared to 5.03% for the same nine-month period in 2009. Average interest-earning assets were $387,318,000 and $397,047,000 during the nine months ended September 30, 2010 and 2009, respectively.

Interest expense decreased $1,334,000, or 34.2%, to $2,570,000 for the nine-month period ended September 30, 2010, from $3,904,000 for the same period in 2009. This reflected an average cost of funds of 1.05% and 1.57%, respectively, for the nine-month periods ended September 30, 2010 and 2009. Average interest-bearing liabilities were $326,255,000 and $331,116,000 during the nine months ended September 30, 2010 and 2009, respectively.

The provision for loan losses was $1,543,000 for the nine-months ended September 30, 2010. This was an increase of $237,000 compared to the provision of $1,306,000 for the same period in 2009. Net charge-offs were $293,000 for the first nine-months of 2010, compared to $621,000 for the same period in 2009. Additions to the allowance for loan losses of $1,250,000 were made in the first nine-months of 2010, compared to $685,000 for the first nine months of 2009. Again, this reflects the impact of the extended economic downturn on our customers and the operating environment for small businesses.

Noninterest income, net of securities gains, was $3,783,000 for the nine-month period ended September 30, 2010 and represented an increase of $110,000, or 3.0%, compared to $3,673,000 for the same period in 2009. Again, notwithstanding the previously mentioned reduction in fiduciary fees, improvement was experienced in most components of noninterest income.

Noninterest expense of $10,538,000 for the nine-months ended September 30, 2010 represented a decrease of $441,000 from $10,979,000 for the same period in 2009. Personnel expense decreased $265,000, or 5.1%, from ongoing efforts to reduce staffing levels. In the nine-months ended September 30, 2009, there were two unusual items that were not incurred in 2010. As a result of the one-time assessment for FDIC insurance levied in 2009, total FDIC insurance expense for the 2010 period was lower by $217,000, or 29.4%, when compared to the same period in 2009. Also, in 2009 we incurred a write-off of our investment in the failed Silverton Bank of approximately $168,000 with no corresponding charge in 2010.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2010

On a per share basis, net income decreased to $0.84 per diluted share for the nine-month period ended September 30, 2010, compared to $0.87 per diluted share for the same period in 2009. Earnings reflect an annualized return on average assets (ROAA) of 0.51% through both nine-month periods ended September 30, 2010 and 2009. Also, these earnings reflect an annualized return on average equity (ROAE) of 5.30% and 5.29% for the nine-month periods ending September 30, 2010 and 2009, respectively. Dividends for the first nine-months of 2010 were $0.45 per share, compared to $0.81 per share for the first nine months of 2009, a reduction of 44.4%.

Financial Condition and Asset Quality

Total assets at September 30, 2010 were $414,185,000 as compared to $408,387,000 at December 31, 2009, or an increase of $5,798,000, or 1.4%. The loan portfolio decreased 6.5% during this period to $267,633,000 at September 30, 2010, from $286,366,000 at December 31, 2009, reflecting the minimal loan demand, other than mortgage refinances, experienced during the period. This was also reflected in the reductions in net interest income. The investment portfolio increased approximately $9,988,000, or 12.5%, during this same period utilizing excess liquidity. However, reinvestment opportunities were also at lower interest rates which will negatively impact future net interest income.

Total deposits increased by $4,819,000 to $355,139,000 at September 30, 2010 from $350,320,000 at December 31, 2009. Noninterest-bearing deposits increased by $9,406,000, or 20.7%, which is a normal fluctuation with some larger commercial customers. Interest-bearing deposits decreased $4,587,000 during this same period reflecting management’s efforts to reduce interest expense due to reduced needs for funding from weak loan demand.

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

For instance, we performed a special evaluation of our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We are also making a special evaluation of our commercial real estate loan portfolio as there is continued weakness in this sector from a prolonged economic downturn. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements.

The allowance for loan losses was $5,575,000 at September 30, 2010, compared with $4,325,000 at December 31, 2009. With the additional provision previously mentioned, along with the reduction in total loans, the allowance for loan losses as a percentage of total loans increased from 1.51% at December 31, 2009, to 2.08% at September 30, 2010. Estimates may change at some point in the future.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, totaled $11,827,000 at September 30, 2010, and $11,808,000 at December 31, 2009. As a percentage of total assets, nonperforming assets were unchanged at 2.9% at December 31, 2009 and September 30, 2010.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2010

Nonperforming asset increases during the first nine-months of 2010 were primarily the result of the deterioration of two commercial loan relationships. One relationship of approximately $710,000 in the medical services industry has specific impairment reserves of $305,000. The other relationship is a commercial real estate project of approximately $676,000 which required no specific impairment reserve. These increases were essentially offset by cash collections on other loans in nonaccrual status or from disposals of other real estate owned. At September 30, 2010, impaired loans totaling $2,107,000 had specific reserves of $572,000. Additionally, impaired loans of $5,223,000 were recorded with no specific reserves.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $4,298,000 at September 30, 2010 and $4,273,000 at December 31, 2009. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $45,043,000 at September 30, 2010, and $45,610,000 at December 31, 2009, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At September 30, 2010 and December 31, 2009, the reserve for unfunded lending commitments was $10,000. Estimates may change at some point in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $4,893,000 of liquidity for the nine-month period ended September 30, 2010, compared to $3,932,000 for the same nine months in 2009. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities increased to $54,854,000 for the nine-month period ended September 30, 2010, compared to $39,129,000 for the nine-month period ended September 30, 2009. Due to weak loan demand, additional liquidity of $17,898,000 was provided by a reduction in total loans outstanding. Excess proceeds from maturities and calls of investments and the reduction in total loans during the first nine-months of 2010 were primarily reinvested in the investment portfolio, with a portion retained in cash and cash equivalents. As of September 30, 2010, we had approximately $10,609,000 of investment securities that mature within 36 months. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Additional sources of liquidity are available through the Federal Reserve System, through membership in the Federal Home Loan Bank system, and through federal funds purchased lines of credit with correspondent banks. We had no borrowings with the Federal Reserve Bank of Richmond as of September 30, 2010. As of September 30, 2010, we had a maximum secured borrowing capacity exceeding $100,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At September 30, 2010, we owned $1,252,500 of stock, currently not paying dividends, and had no borrowings outstanding through the FHLB-Pittsburgh. As of September 30, 2010, there was no outstanding balance on our federal funds purchased lines of $8,600,000 with correspondent banks which are available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of September 30, 2010, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2010, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not Applicable

(b) Not Applicable

(c) Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

(a) None

(b) None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number

3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	27

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	28

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	29

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	30

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated May 18, 2010 and filed May 24, 2010, File Number: 000-11671; Film Number: 10853060.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc. (Registrant)

By:	/S/ J. RONALD HYPES
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	November 10, 2010