Form 10-K
period 2010-12-31
FIRST CENTURY BANKSHARES INC
filed 2011-03-25
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2010 (computed based on the price at which the common equity was last sold) was $18,387,045.

The number of shares outstanding of the registrant’s common stock as of March 23, 2011, was 1,903,120.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2010, are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 26, 2011 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2010 FORM 10-K ANNUAL REPORT

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

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by FCBNA. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCBNA. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 13 of the Notes to the Consolidated Financial Statements in the Registrant’s 2010 Annual Report to the Stockholders attached as Exhibit 13 to this report.

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

In addition to the main office, FCBNA currently operates eleven additional branches in Mercer, Raleigh, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2010, FCBNA had 146 full-time employees and 11 part- time employees. FCBNA is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

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

FUTURE ACQUISITIONS AND EXPANSION

The Registrant may, from time to time, consider expansion of its banking operations through acquisition of or formation of other banks and/or bank related businesses. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the Registrant will evaluate the potential of offering new financial services allowed under the Act. The Registrant’s current strategic plan also calls for continued evaluation of expansion through de novo branching into new markets beyond the existing service area.

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

The Corporation is a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is regulated by the Federal Reserve. As a financial holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Corporation and each subsidiary. The Bank Holding Company Act requires every financial holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that financial holding company.

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

The regulatory capital ratios of the Corporation and FCBNA as of December 31, 2010, are set forth in the table in Note 13 of the Notes to the Consolidated Financial Statements in the Registrant’s 2010 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report.

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

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•

Require the bank regulators to seek to make its capital requirements for all banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (DIF) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on our Company, our customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 20 of the accompanying 2010 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

ITEM 4. (Removed and Reserved)

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

There were no purchases by the Corporation of its equity securities during the three months ended December 31, 2010.

The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors (i) on February 15, 2005, to allow for the purchase of up to 40,000 shares; (ii) on May 24, 2005, to allow for the purchase of up to 60,000 shares; (iii) on May 15, 2007, to allow for the purchase of up to 80,000 shares; and (iv) on October 16, 2007, to allow for the purchase of up to 120,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan. At December 31, 2010, management was authorized to repurchase 9,572 shares.

Page 18 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the accompanying 2010 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13 (incorporated herein by reference) describes further the information for the market, stockholders, dividends, relative performance of the Registrant’s common stock. The payment of dividends is subject to the restrictions described in Note 11 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock during each calendar quarter.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 2 through 20 of the accompanying 2010 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found on pages 6-7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10 of the Notes to Consolidated Financial Statements of the accompanying 2010 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and report of independent registered public accounting firm for the years ended December 31, 2010 and 2009, which are included in the Corporation’s 2010 Annual Report to Stockholders, are incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

The report of the independent registered public accounting firm, Brown, Edwards & Company, L.L.P., Bluefield, West Virginia, on page 51, reflects an unqualified opinion on the 2010 and 2009 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010.

Reference to

2010 Annual Report

Consolidated Statements of Financial Condition	Page 21
Consolidated Statements of Income	Page 22
Consolidated Statements of Changes in Stockholders’ Equity	Page 23
Consolidated Statements of Cash Flows	Page 24
Notes to Consolidated Financial Statements	Pages 25 - 49
Management’s Annual Report on Internal Control Over Financial Reporting	Page 50
Report of Independent Registered Public Accounting Firm	Page 51

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting appears on Page 50 of in the Registrant’s 2010 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 25, 2011 (which is not later than 120 days after December 31, 2010, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “DIRECTOR QUALIFICATIONS AND REVIEW OF DIRECTOR NOMINEES” and “NOMINEES FOR DIRECTORS” on pages 12-15, “IDENTIFICATION OF EXECUTIVE OFFICERS” on page 25, “Family Relationships” on page 11, “The Audit and Compliance Committee” on page 5, the “Nominating Committee and the Nomination Process” on pages 6-8, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 27, in our 2011 Proxy Statement and is incorporated herein by reference to such proxy statement.

A sample Officer’s Code of Ethics is attached hereto as Exhibit 14 to this Form 10-K Annual Report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 25, 2011, (which is not later than 120 days after December 31, 2010, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “EXECUTIVE COMPENSATION” on pages 19-23 and “DIRECTOR COMPENSATION” on page 24, in our 2011 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 25, 2011, (which is not later than 120 days after December 31, 2010, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Principal Stockholders” on page 27, and “Security Ownership of Directors, Nominees for Director and Named Executive Officers” on pages 26-27 in our 2011 Proxy Statement is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the commission on or about March 25, 2011, (which is not later than 120 days after December 31, 2010, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Related Person Transactions” on page 9 and “Independence of Directors and Nominees” on pages 8-9 in our 2011 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accounting fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the commission on or about March 25, 2011, (which is not later than 120 days after December 31, 2010, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” on pages 17-18 in our 2011 Proxy Statement and is incorporated herein by reference to such proxy statement.

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

	3.	Exhibits Required by Item 601 of Regulation S-K.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and Bylaws

3(i)	Articles of Amendment to Articles of Incorporation (1)

3(ii)	Restated Articles of Incorporation (2)

3(iii)	Amended and Restated By-laws of the Company (3)

10.	Material Contracts

10(i)	Severance Agreement between the Registrant and R.W. Wilkinson(4)

10(ii)	Executive Benefit Agreement between the Registrant and Frank W. Wilkinson(5)

13.	Annual report to security holders.

14.	Sample Officer’s Code of Ethics

21.	Subsidiaries of the registrant(6)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 2006 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated May 18, 2010 and filed May 24, 2010, File Number: 000-11671; Film Number: 10853060.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2010 and filed December 22, 2010, File Number: 000-11671; Film Number: 101269249.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2010 and filed December 8, 2010, File Number: 000-11671; Film Number: 101239496.
(6)	This disclosure is included in Note 1 in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting & Financial Officer)

	DATE:	March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Frank W. Wilkinson	Date:	March 25, 2011
Frank W. Wilkinson
President & Chief Executive Officer,
Secretary and Director
(Principal Executive Officer)

BY:	/s/ J. Ronald Hypes	Date:	March 25, 2011
J. Ronald Hypes
Treasurer
(Principal Accounting & Financial Officer)

BY:	/s/ J. Richard Chambers	Date:	March 25, 2011
J. Richard Chambers
Director

BY:	/s/ Paul Cole, Jr.	Date:	March 25, 2011
Paul Cole, Jr.
Director

BY:		Date:	___________
B. L. Jackson, Jr.
Director

BY:	/s/ Robert M. Jones, Jr.	Date:	March 25, 2011
Robert M. Jones, Jr., M.D.
Vice Chairman of the Board and Director

BY:	/s/ Samuel V. Jones	Date:	March 25, 2011
Samuel V. Jones
Director

BY:	/s/ Charles A. Peters	Date:	March 25, 2011
Charles A. Peters
Director

BY:	/s/ John H. Shott	Date:	March 25, 2011
John H. Shott
Director

BY:	/s/ Walter L. Sowers	Date:	March 25, 2011
Walter L. Sowers
Director

BY:	/s/ Wm. Chandler Swope	Date:	March 25, 2011
Wm. Chandler Swope
Director

BY:	/s/ R. W. Wilkinson	Date:	March 25, 2011
R. W. Wilkinson
Chairman of the Board and Director