Form 10-Q
period 2011-03-31
FIRST CENTURY BANKSHARES INC
filed 2011-05-16
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock,

as of May 11, 2011, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,334	$9,225
Interest-bearing balances with banks	19,019	9,644
Federal funds sold	10,000	10,000
Securities available for sale	74,416	73,442
Securities held to maturity: (estimated fair value of $24,194 at March 31, 2011 and $24,262 at December 31, 2010)	24,069	24,196
Federal Home Loan Bank and Federal Reserve Bank Stock	1,513	1,572
Loans	262,234	260,257
Less allowance for loan losses	5,875	5,875

Net loans	256,359	254,382
Premises and equipment	12,905	13,070
Real estate owned other than bank premises	1,515	1,750
Other assets	5,618	5,525
Goodwill	5,183	5,183

TOTAL ASSETS	$420,931	$407,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$54,216	$47,056
Interest-bearing	306,290	305,285

Total deposits	360,506	352,341
Short-term borrowings	16,148	11,457
Other liabilities	3,986	4,220

TOTAL LIABILITIES	380,640	368,018

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at March 31, 2011, and at December 31, 2010	2,500	2,500
Paid-in capital	757	757
Retained earnings	41,195	40,726
Treasury stock, at cost; 96,880 shares at March 31, 2011, and at December 31, 2010	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(1,881)	(1,732)

TOTAL STOCKHOLDERS’ EQUITY	40,291	39,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$420,931	$407,989

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,289	$3,681
Interest on balances with banks	7	4
Interest and dividends from securities available for sale:
Taxable	478	564
Interest and dividends from securities held to maturity:
Taxable	29	7
Tax-exempt	193	171
Interest on federal funds sold	5	4

TOTAL INTEREST INCOME	4,001	4,431

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	162	234
Interest on other deposits	435	618
Interest on federal funds purchased and securities sold under agreements to repurchase	65	68

TOTAL INTEREST EXPENSE	662	920

Net interest income	3,339	3,511
Provision for loan losses	79	492

Net interest income after provision for loan losses	3,260	3,019

NONINTEREST INCOME
Income from fiduciary activities	529	343
Other operating income	966	855
Securities gains	—	47

TOTAL NONINTEREST INCOME	1,495	1,245

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,588	1,681
Furniture and equipment expense	614	618
Other noninterest expense	1,440	1,317

TOTAL NONINTEREST EXPENSE	3,642	3,616

Income before income taxes	1,113	648
Provision for income taxes	359	227

NET INCOME	$754	$421

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.40	$0.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,903,120	1,903,120

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(loss)	Treasury Stock	Total

Balance at December 31, 2009	$2,500	$757	$39,727	$(1,248)	$(2,280)	$39,456
Comprehensive income:
Net income	—	—	421	—	—	421
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	59	—	59

Total comprehensive income	—	—	421	59	—	480

Cash dividends paid - $0.15 per share	—	—	(285)	—	—	(285)

Balance at March 31, 2010	$2,500	$757	$39,863	$(1,189)	$(2,280)	$39,651

Balance at December 31, 2010	$2,500	$757	$40,726	$(1,732)	$(2,280)	$39,971
Comprehensive income:
Net income	—	—	754	—	—	754
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	(149)	—	(149)

Total comprehensive income	—	—	754	(149)	—	605

Cash dividends paid - $0.15 per share	—	—	(285)	—	—	(285)

Balance at March 31, 2011	$2,500	$757	$41,195	$(1,881)	$(2,280)	$40,291

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$754	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	79	492
Depreciation and amortization	213	215
Securities gains	—	(47)
Gain on disposal of other real estate owned	(28)	—
Amortization (accretion) of securities premiums (discounts), net	78	41
Decrease in interest receivable and other assets	218	715
Decrease in interest payable and other liabilities	(234)	(348)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,080	1,489

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(380)	(942)
Purchases of securities available for sale	(13,967)	(22,018)
Redemptions of Federal Home Loan Bank stock	59	—
Proceeds from maturities and calls of securities held to maturity	490	855
Proceeds from maturities and calls of securities available for sale	12,695	13,582
Proceeds from sales of securities available for sale	—	792
Net (increase) decrease in loans	(2,086)	3,625
Proceeds from disposal of other real estate owned	70	—
Acquisition of fixed assets	(48)	—

NET CASH USED IN INVESTING ACTIVITIES	(3,167)	(4,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	10,579	8,889
Net decrease in time deposits	(2,414)	(712)
Net increase in short-term borrowings	4,691	3,618
Cash dividends paid	(285)	(285)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,571	11,510

Net increase (decrease) in cash and cash equivalents	10,484	8,893
Cash and cash equivalents at beginning of period	28,869	17,342

Cash and cash equivalents at end of period	$39,353	$26,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$651	$886
Income taxes	217	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three-month period ended March 31, 2011, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three-month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period	$(237)	$142
Reclassification adjustment for (gains) losses included in net income	—	(47)

Other comprehensive income (loss) before tax	(237)	95
Income tax (expense) benefit related to other comprehensive income (loss)	88	(36)

Other comprehensive income (loss)	$(149)	$59

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2011 and December 31, 2010 consisted of the following:

	For the Three Months Ended
	March 31, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial	$28,044	$29,102
Commercial - real estate
Construction	8,761	8,462
Owner occupied	54,546	52,289
Non-owner occupied	51,727	51,378

Total commercial loans	143,078	141,231

Consumer	17,965	19,045
Residential real estate	94,197	93,044
Residential construction	6,994	6,937

Total consumer loans	119,156	119,026

TOTAL LOANS	$262,234	$260,257

Loans are categorized into one of nine loan grades with grades 1 through 5 representing various levels of acceptable loans, or “Pass” grades, and grades 6 through 9 representing various levels of credit deterioration.

6 – Special Mention (OAEM)

A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Loans graded a 6 may be experiencing adverse operating trends such as declining revenues or margins or an ill-proportioned balance sheet caused by increasing accounts receivable and/or inventory balances not supported by an increase in sales revenue. Other reasons supporting this classification include adverse economic or market conditions, pending litigation or any other material structural weakness.

7 – Substandard

Substandard loans are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans are normally graded 7 when they have unsatisfactory characteristics causing more than acceptable levels of risk. A loan graded 7 normally has one or more well-defined weakness that could jeopardize repayment of the debt. The following are examples of situations that might cause a loan to be graded 7:

•	Cash flow deficiencies jeopardize future loan payments.

•	Sale of non-collateral assets has become a primary source of loan repayment.

•	The relationship has deteriorated to the point that sale of collateral is now the bank’s primary source of repayment.

•	The borrower is bankrupt, or for any other reason, future repayment is dependent on court action.

8 – Doubtful

Loans are graded 8 if they contain weaknesses so serious that collection or liquidation in full is questionable. An 8 classification will result in the loan being placed in non-accrual.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

9 – Loss

A 9 rating is assigned to loans considered uncollectible and of such little value that their continuance as an active bank asset is not warranted. This rating does not mean that the asset has no recovery or salvage value, but rather that the asset should be charged off now, even though partial or full recovery may be possible in the future.

The following table presents loans by credit quality indicator at March 31, 2011.

	Pass	Special Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$22,978	$1,006	$4,060	$28,044
Commercial real estate
Construction	3,799	14	4,948	8,761
Owner occupied	41,882	4,179	8,485	54,546
Non-owner occupied	46,557	3,145	2,025	51,727
Consumer	17,556	148	261	17,965
Residential real estate	87,351	1,367	5,479	94,197
Residential construction	6,423	—	571	6,994

TOTAL	$226,546	$9,859	$25,829	$262,234

The following table presents loans by credit quality indicator at December 31, 2010.

	Pass	Special Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$24,069	$918	$4,115	$29,102
Commercial real estate
Construction	3,514	—	4,948	8,462
Owner occupied	40,104	4,080	8,105	52,289
Non-owner occupied	46,238	3,152	1,988	51,378
Consumer	18,614	148	283	19,045
Residential real estate	86,446	1,497	5,101	93,044
Residential construction	6,365	—	572	6,937

TOTAL	$225,350	$9,795	$25,112	$260,257

Consumer loans consist of performing loans of $17,834,000 and nonperforming loans of $131,000 at March 31, 2011, and performing loans of $18,896,000 and nonperforming loans of $149,000 at December 31, 2010.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans by past due status at March 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
	(Dollars in Thousands)
Commercial	$281	$99	$1,382	$1,762	$26,282	$28,044	$101
Commercial real estate
Construction	108	—	4,962	5,070	3,692	8,762	99
Owner occupied	446	36	2,486	2,968	51,577	54,545	—
Non-owner occupied	123	36	1,866	2,025	49,702	51,727	5
Consumer	201	81	91	373	17,592	17,965	32
Residential real estate	1,616	1,340	1,888	4,844	89,353	94,197	535
Residential construction	—	—	538	538	6,456	6,994	—

TOTAL	$2,775	$1,592	$13,213	$17,580	$244,654	$262,234	$772

The following table presents loans by past due status at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
	(Dollars in Thousands)
Commercial	$338	$919	$543	$1,800	$27,302	$29,102	$—
Commercial real estate
Construction	4,948	14	—	4,962	3,500	8,462	65
Owner occupied	312	2,374	150	2,836	49,453	52,289	—
Non-owner occupied	690	968	930	2,588	48,790	51,378	5
Consumer	389	83	91	563	18,482	19,045	44
Residential real estate	2,428	625	1,183	4,236	88,808	93,044	525
Residential construction	—	21	65	86	6,851	6,937	—

TOTAL	$9,105	$5,004	$2,962	$17,071	$243,186	$260,257	$639

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents impaired loans at March 31, 2011.

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial	$588	$838	$—	$838	$—
Commercial Real Estate
Construction	4,948	4,948	—	4,948	—
Owner occupied	2,850	2,850	—	2,855	(5)
Nonowner occupied	1,311	1,311	—	1,311	—

Total Commercial	$9,697	$9,947	$—	$9,952	$(5)

Consumer	$10	$10	$—	$10	$—
Residential real estate	409	409	—	410	—
Residential construction	452	452	—	452	—

Total Consumer	$871	$871	$—	$872	$—

With an allowance recorded:
Commercial	$2,666	$2,890	$1,217	$3,029	$20
Commercial Real Estate
Owner occupied	1,737	1,737	739	1,755	—
Nonowner occupied	550	550	347	550	—

Total Commercial	$4,953	$5,177	$2,303	$5,334	$20

Consumer	$61	$61	$53 3	$63	$—
Residential real estate	1,418	1,418	232	1,912	—

Total Consumer	$1,479	$1,479	$285	$1,975	$—

Total:
Commercial	$3,254	$3,728	$1,217	$3,867	$20
Commercial Real Estate
Construction	4,948	4,948	—	4,948	—
Owner occupied	4,587	4,587	739	4,610	(5)
Nonowner occupied	1,861	1,861	347	1,861	—

Total Commercial	$14,650	$15,124	$2,303	$15,286	$15

Consumer	$71	$71	$53	$73	$—
Residential real estate	1,827	1,827	232	2,322	—
Residential construction	452	452	—	452	—

Total Consumer	$2,350	$2,350	$285	$2,847	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents impaired loans at December 31, 2010.

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial	$588	$838	$—	$1,012	$—
Commercial Real Estate
Construction	4,948	4,948	—	4,883	140
Owner occupied	2,356	2,356	—	2,392	—
Nonowner occupied	1,423	1,423	—	1,428	—

Total Commercial	$9,315	$9,565	$—	$9,715	$140

Consumer	$10	$10	$—	$178	$—
Residential real estate	411	411	—	434	—
Residential construction	452	452	—	452	—

Total Consumer	$873	$873	$—	$1,064	$—

With an allowance recorded:
Commercial	$2,615	$2,839	$1,178	$4,260	$130
Commercial Real Estate
Owner occupied	1,710	1,710	734	1,717	62
Nonowner occupied	550	550	330	561	—

Total Commercial	$4,875	$5,099	$2,242	$6,538	$192

Consumer	$62	$62	$53	$76	$1
Residential real estate	1,639	1,639	304	2,170	55

Total Consumer	$1,701	$1,701	$357	$2,246	$56

Total:
Commercial	$3,203	$3,677	$1,178	$5,272	$130
Commercial Real Estate
Construction	4,948	4,948	—	4,883	140
Owner occupied	4,066	4,066	734	4,109	62
Nonowner occupied	1,973	1,973	330	1,989	—

Total Commercial	$14,190	$14,664	$2,242	$16,253	$332

Consumer	$72	$72	$53	$254	$1
Residential real estate	2,050	2,050	304	2,604	55
Residential construction	452	452	—	452	—

Total Consumer	$2,574	$2,574	$357	$3,310	$56

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Dollars in Thousands)

Nonaccrual loans	$17,000	$16,764
Accruing loans past due 90 days or more	772	639
Restructured loans (accruing)	513	904

The following table presents the composition of nonaccrual loans at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial	$3,254	$3,203
Commercial - Real Estate
Construction	4,948	4,948
Owner Occupied	4,587	4,066
Non-Owner Occupied	1,861	1,973

Total Commercial Loans	14,650	14,190
Consumer	71	72
Residential Real Estate	1,827	2,050
Residential Construction	452	452

Total Consumer Loans	2,350	2,574

TOTAL NONACCRUAL LOANS	$17,000	$16,764

In addition to the review of credit quality through the credit review process, we construct a comprehensive allowance analysis for the loan portfolio at least quarterly. The procedures that we use entail preparation of a loan “watch” list and assigning each loan a classification. Commercial loans with an aggregate loan balance in excess of $250,000 that meet one or more of the following conditions require the completion of a Problem Loan Report and an impairment analysis by the responsible lender. The conditions are as follows:

a.	Commercial loans graded OAEM, Substandard, Doubtful or Loss

b.	Commercial loan in non-accrual status

c.	Commercial loans deemed impaired

d.	Commercial loans past due greater than 90 days

e.	Trouble debt restructures

f.	Other mitigating circumstances i.e. bankruptcy, death of borrower/guarantor, etc.

The loans specified on the loan “watch” list have been assigned a classification that is intended to be representative of the degree of risk associated with that particular loan(s). An on-going three-year migration analysis of the pools of loans graded OAEM, Substandard, Doubtful and Loss as compared to their historical charge-offs is completed annually. This three year average percentage is then applied to the respective loan pool.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The remaining portfolio is segregated into loan pools consisting of commercial loans, commercial real estate owner occupied loans, commercial real estate non-owner occupied loans, commercial construction and land development loans, residential real estate loans, residential construction loans and consumer loans. The historical net charge-off percentage of each category is compiled for ten successive years. This data is then used to establish an average charge-off percentage for each category.

Also, we review concentrations of credit, classes of loans and pledged collateral to determine the existence of any deterioration. In addition, we consider volume and trends in delinquencies and nonaccrual loans, the loan portfolio composition, loan volume and maturity of the portfolio, national and local economic conditions and the experience, ability and depth of our lending management and staff.

The following tables summarize changes in the allowance for loan losses applicable to each category of the loan portfolio:

	For the Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
	(Dollars in Thousands)
Balance at beginning of quarter	$1,758	$1,966	$588	$1,206	$283	$74	$5,875
Provision for loan losses	1	168	(4)	(16)	(125)	55	79
Recoveries on loans previously charged off	—	10	15	—	—	—	25
Loans charged off	—	—	(34)	(70)	—	—	(104)

Balance at end of quarter	$1,759	$2,144	$565	$1,120	$158	$129	$5,875

	For the Three Months Ended March 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
	(Dollars in Thousands)
Balance at beginning of quarter	$752	$1,328	$508	$767	$938	$32	$4,325
Provision for loan losses	(48)	45	122	131	200	42	492
Recoveries on loans previously charged off	1	10	14	2	—	—	27
Loans charged off	(1)	—	(68)	—	—	—	(69)

Balance at end of quarter	$704	$1,383	$576	$900	$1,138	$74	$4,775

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the allocation of the allowance for loan losses at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Residential Construction	Unallocated	Total
	(Dollars in Thousands)
Reserve ending balance:	$1,759	$2,144	$565	$1,120	$158	$129	$5,875
Individually evaluated for Impairment	$1,240	$1,242	$1	$110	$3	$0	$2,596
Collectively evaluated for Impairment	$519	$902	$564	$1,010	$155	$129	$3,279

	December 31 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Residential Construction	Unallocated	Total
	(Dollars in Thousands)
Reserve ending balance:	$1,758	$1,966	$588	$1,206	$283	$74	$5,875
Individually evaluated for Impairment	$1,199	$1,039	$1	$110	$3	$0	$2,352
Collectively evaluated for Impairment	$559	$927	$587	$1,096	$280	$74	$3,523

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE D – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$86	$79	$3	$3
Interest cost	110	111	13	14
Expected return on plan assets	(134)	(128)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	63	55	(10)	(8)

Net periodic benefit cost	$103	$95	$20	$23

The Corporation contributed $75,000 to the pension plan in the first quarter of 2011 and 2010. Approximately $11,000 and $14,000 in contributions were made for postretirement benefits for the three-month periods ended March 31, 2011 and 2010, respectively. Contributions of $225,000 for pension benefits and $42,000 for postretirement benefits are expected to be made during the remainder of 2011.

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

	March 31, 2011			December 31, 2010
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage

Consolidated	13.98%	15.24%	9.16%	13.82%	15.08%	9.00%
First Century Bank, N.A.	13.55%	14.81%	8.87%	13.35%	14.61%	8.68%

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE F – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that, in the aggregate, would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, N.A., the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. These commitments include standby letters of credit of approximately $3,806,000 at March 31, 2011 and $3,887,000 at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $43,883,000 at March 31, 2011, and $42,342,000 at December 31, 2010, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE G – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$56,108	$87	$607	$55,588
U.S. Government agency mortgage-backed securities	18,098	730	—	18,828

TOTAL SECURITIES AVAILABLE FOR SALE	$74,206	$817	$607	$74,416

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$56,151	$132	$475	$55,808
U.S. Government agency mortgage-backed securities	16,844	790	—	17,634

TOTAL SECURITIES AVAILABLE FOR SALE	$72,995	$922	$475	$73,442

Securities held to maturity are summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$24,069	$353	$228	$24,194

TOTAL SECURITIES HELD TO MATURITY	$24,069	$353	$228	$24,194

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$24,196	$345	$279	$24,262

TOTAL SECURITIES HELD TO MATURITY	$24,196	$345	$279	$24,262

Securities with an aggregate fair value of $43,534,000 at March 31, 2011 and $34,551,000 at December 31, 2010, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $16,122,000 at March 31, 2011 and $11,431,000 at December 31, 2010 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE G – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Proceeds from sales	$—	$792
Gross realized gains	—	47
Gross realized losses	—	—

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at March 31, 2011 are shown in the following tables. Expected maturities may differ from contractual maturities because some securities may have call or prepayment features.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$648	$669	$21
Due after one year through five years	39,255	39,027	(228)
Due after five years through ten years	28,032	28,327	295
Due after ten years	6,271	6,393	122

TOTAL SECURITIES AVAILABLE FOR SALE	$74,206	$74,416	$210

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$860	$868	$8
Due after one year through five years	5,229	5,392	163
Due after five years through ten years	10,418	10,518	100
Due after ten years	7,562	7,416	(146)

TOTAL SECURITIES HELD TO MATURITY	$24,069	$24,194	$125

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE G – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2011:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury obligations and direct obligations of U.S. government agencies	$607	$38,980	$—	$—

Total securities available for sale	$607	$38,980	$—	$—

Securities held to maturity:
Municipal bonds	$227	$6,577	$1	$203

Total securities held to maturity	$227	$6,577	$1	$203

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

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

March 31, 2011

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

March 31, 2011

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value March 31, 2011	Fair Value Measurements at March 31, 2011, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$55,588	$—	$55,588	$—
U.S. Government agency mortgage-backed securities	18,828	—	18,828	—

Total	$74,416	$—	$74,416	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$14,412	$—	$14,412	$—
Foreclosures and repossessions	1,527	—	1,527	—

Total	$15,939	$—	$15,939	$—

Description	Fair Value December 31, 2010	Fair Value Measurements at December 31, 2010, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$55,808	$—	$55,808	$—
U.S. Government agency mortgage-backed securities	17,634	—	17,634	—

Total	$73,442	$—	$73,442	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$14,165	$—	$14,165	$—
Foreclosures and repossessions	1,768	—	1,768	—

Total	$15,933	$—	$15,933	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments: (in thousands)

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$39,353	$39,353	$28,869	$28,869
Investment securities available for sale	74,416	74,416	73,442	73,442
Investment securities held to maturity	24,069	24,194	24,196	24,262
Loans, net	256,359	266,071	254,382	264,533
Accrued interest receivable	1,421	1,421	1,243	1,243
Deposits	360,506	361,265	352,341	353,246
Borrowings	16,148	16,148	11,457	11,457
Accrued interest payable	147	147	137	137

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Also in April 2011, the FASB issued ASU 2011-03 Reconsideration of Effective Control for Repurchase Agreements to remove from the assessment of effective control the (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2011, ASU 2011-04 was issued which amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively and. are effective during interim and annual period beginning after December 15, 2011.

FIRST CENTURY BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

March 31, 2011

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

Forward-looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Act of 1995), including certain plans, expectations, goals and projections, which are inherently subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by such statements for a variety of factors, including, but not limited to: changes in economic conditions which may affect our primary market area; rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; success and timing of loan workout strategies; the nature and extent of governmental actions and reforms; continuing consolidation on the financial services industry; rapidly changing technology; and evolving financial industry standards.

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

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2011

Greater detail regarding the determination of the adequacy of the allowance for loan losses is provided later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in Note C of Notes to Unaudited Consolidated Financial Statements.

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

Results of Operations for Three Months ended March 31, 2011

Net income for the first three months of 2011 was $754,000, representing an increase of approximately 79.1%, from the comparable 2010 level of $421,000. The most significant component, net interest income, amounted to $3,339,000 for the three-month period ended March 31, 2011, a decrease of $172,000, or 4.9%, as compared to $3,511,000 for the first three months of 2010. This decrease was primarily the result of reduced interest income in excess of the reductions seen in interest expense due to lower loan demand, higher levels of nonperforming assets and the impact of an extended lower interest rate environment on the short-term nature of the Company’s balance sheet. Net interest margins for the three months ended March 31, 2011 and 2010 were 3.15% and 3.38%, respectively.

Interest income for the three-month period ended March 31, 2011 decreased $430,000, or 9.7%, to $4,001,000, from $4,431,000 for the three-month period ended March 31, 2010. Interest income reflected a weighted-average yield on earning assets of 4.09% for the three-month period ended March 31, 2011, compared to 4.67% for the same three-month period in 2010. Average interest-earning assets were $391,080,000 and $379,921,000 during the three months ended March 31, 2011 and 2010, respectively.

Interest expense decreased $258,000, or 28.0%, to $662,000 for the three-month period ended March 31, 2011, from $920,000 for the same period in 2010. This reflected an average cost of funds of 0.82% and 1.14%, respectively, for the three-month periods ended March 31, 2011 and 2010. Average interest-bearing liabilities were $321,340,000 and $324,185,000 during the three months ended March 31, 2011 and 2010, respectively.

The provision for loan losses was $79,000 for the three months ended March 31, 2011. This was a decrease of $413,000 compared to the provision of $492,000 for the same period in 2010. Net charge-offs were $79,000 for the quarter ended March 31, 2011, compared to $42,000 for the quarter ended March 31, 2010. Additional provisions of $450,000 were made in the first quarter of 2010, with no comparable additions made in the first quarter of 2011.

Noninterest income, exclusive of securities gains and losses, was $1,495,000 for the three-month period ended March 31, 2011 and represented an increase of $297,000, or 24.8%, compared to $1,198,000 for the same period in 2010. Increases were seen in all areas of noninterest income, reflecting pricing adjustments for deposit services; enhanced fiduciary fees as the result of a major estate settlement; and, higher fee income from mortgage loan originations.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2011

Noninterest expense of $3,642,000 for the quarter ended March 31, 2011 represented a decrease of $26,000, or 0.7%, from $3,616,000 for the same period in 2010. Personnel expense decreased $93,000, or 5.5%, due to recent efforts to reduce staffing levels through this economic downturn. This reduction, however, was offset by higher loan collection expenses, advertising expenses and office supply expenses.

On a per share basis, net income increased to $0.40 per diluted share for the three-month period ended March 31, 2011, compared to $0.22 per diluted share for the same period in 2010. Earnings through March 31, 2011 and March 31, 2010, reflect an annualized return on average assets (ROAA) of 0.71% and 0.40%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 7.50% and 4.23% for the periods ending March 31, 2011 and 2010, respectively. Dividends for the first quarters of 2011 and 2010 were $0.15 per share.

Financial Condition and Asset Quality

Total assets at March 31, 2011 were $420,931,000 as compared to $407,989,000 at December 31, 2010, or an increase of $12,942,000, or 3.2%. The loan portfolio increased 0.9% during this period to $262,234,000 at March 31, 2011, from $260,257,000 at December 31, 2010, reflecting the minimal loan demand experienced during the quarter. The investment portfolio increased approximately $847,000, or 0.9%, during this same period.

Total deposits increased by $8,165,000 to $360,506,000 at March 31, 2011 from $352,341,000 at December 31, 2010. Noninterest-bearing deposits increased by $7,160,000, or 15.2%, which is a normal fluctuation with some larger commercial customers. Interest-bearing deposits increased $1,005,000, or 0.3%, during this same period.

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

For instance, we have evaluated our residential mortgage loan portfolio in light of recent national trends in delinquency and foreclosure. We are also evaluating our commercial real estate loan portfolio as there is continued weakness in this sector from the prolonged economic downturn. Additionally, with the potential for higher interest rates and the variable rate nature of many of our commercial loans, we monitor the impact these changes could have on the ability of our customers to adjust to higher repayment requirements.

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $19,830,000 at March 31, 2011, and $20,057,000 at December 31, 2010. As a percentage of total assets, nonperforming assets decreased from 4.9% at December 31, 2010 to 4.7% at March 31, 2011. The allowance for loan losses was $5,875,000 at March 31, 2011, and December 31, 2010. The allowance for loan losses as a percentage of total loans decreased from 2.26% at December 31, 2010, to 2.24% at March 31, 2011.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2011

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $3,806,000 at March 31, 2011 and $3,887,000 at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $43,883,000 at March 31, 2011, and $42,342,000 at December 31, 2010, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2011 and December 31, 2010, the reserve for unfunded lending commitments was $10,000. Estimates may change at some point in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $1,080,000 of liquidity for the three-month period ended March 31, 2011, compared to $1,489,000 for the same three months in 2010. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities were $13,185,000 for the three-month period ended March 31, 2011, compared to $14,437,000 for the three-month period ended March 31, 2010. Excess proceeds from maturities and calls of investments during the first quarter of 2011 were reinvested in the portfolio. As of March 31, 2011, there were approximately $8,758,000 of investment securities that mature within 36 months based on contractual maturities.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2011, we had a maximum secured borrowing capacity exceeding $90,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At March 31, 2011, we owned $1,130,300 of FHLB stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. As of March 31, 2011, there were no outstanding balances on our federal funds purchased lines of $8,700,000 with correspondent banks which are available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of March 31, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2011, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number		Description of Exhibit	Page Number

3.		Articles of Incorporation and Bylaws

	3(a)	Articles of Amendment to Articles of Incorporation (1)	—

	3(b)	Restated Articles of Incorporation (2)	—

	3(c)	Amended and Restated By-laws of the Company (3)	—

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	32

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	33

32.1		18 U.S.C. Section 1350 Certification of Chief Executive Officer	34

32.2		18 U.S.C. Section 1350 Certification of Chief Financial Officer	35

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date: May 16, 2011