Form 10-Q
period 2011-06-30
FIRST CENTURY BANKSHARES INC
filed 2011-08-15
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock,

as of August 11, 2011, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,841	$9,225
Interest-bearing balances with banks	15,429	9,644
Federal funds sold	10,000	10,000
Securities available for sale	74,535	73,442
Securities held to maturity: (estimated fair value of $24,998 at June 30, 2011 and $24,262 at December 31, 2010)	24,524	24,196
Federal Home Loan Bank and Federal Reserve Bank Stock	1,456	1,572
Loans	260,674	260,257
Less allowance for loan losses	6,875	5,875

Net loans	253,799	254,382
Premises and equipment	12,744	13,070
Real estate owned other than bank premises	1,479	1,750
Other assets	5,217	5,525
Goodwill	5,183	5,183

TOTAL ASSETS	$415,207	$407,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$53,032	$47,056
Interest-bearing	300,452	305,285

Total deposits	353,484	352,341
Short-term borrowings	17,240	11,457
Other liabilities	3,588	4,220

TOTAL LIABILITIES	374,312	368,018

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at June 30, 2011, and at December 31, 2010	2,500	2,500
Paid-in capital	757	757
Retained earnings	41,310	40,726
Treasury stock, at cost; 96,880 shares at June 30, 2011, and at December 31, 2010	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(1,392)	(1,732)

TOTAL STOCKHOLDERS’ EQUITY	40,895	39,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,207	$407,989

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,312	$3,640	$6,601	$7,321
Interest on balances with banks	6	5	13	9
Interest and dividends from securities available for sale:
Taxable	504	565	982	1,129
Interest and dividends from securities held to maturity:
Taxable	27	8	56	15
Tax-exempt	194	181	387	352
Interest on federal funds sold	3	5	8	9

TOTAL INTEREST INCOME	4,046	4,404	8,047	8,835

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	152	217	314	451
Interest on other deposits	418	575	853	1,193
Interest on short term borrowings	64	67	129	135

TOTAL INTEREST EXPENSE	634	859	1,296	1,779

Net interest income	3,412	3,545	6,751	7,056
Provision for loan losses	1,255	245	1,334	737

Net interest income after provision for loan losses	2,157	3,300	5,417	6,319
NONINTEREST INCOME
Income from fiduciary activities	457	345	986	688
Other operating income	925	907	1,891	1,762
Securities gains	—	—	—	47

TOTAL NONINTEREST INCOME	1,382	1,252	2,877	2,497

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,569	1,644	3,157	3,325
Premises and equipment expense	548	557	1,162	1,175
Other noninterest expense	1,392	1,304	2,832	2,621

TOTAL NONINTEREST EXPENSE	3,509	3,505	7,151	7,121

Income before income taxes	30	1,047	1,143	1,695
Income taxes (benefit)	(85)	331	274	558

NET INCOME	$115	$716	$869	$1,137

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.06	$0.38	$0.46	$0.60
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,903,120	1,903,120	1,903,120	1,903,120

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance at December 31, 2009	$2,500	$757	$39,727	$(1,248)	$(2,280)	$39,456
Comprehensive income:
Net income	—	—	1,137	—	—	1,137
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	343	—	343

Total comprehensive income	—	—	1,137	343	—	1,480
Cash dividends paid - $0.30 per share	—	—	(571)	—	—	(571)

Balance at June 30, 2010	$2,500	$757	$40,293	$(905)	$(2,280)	$40,365

Balance at December 31, 2010	$2,500	$757	$40,726	$(1,732)	$(2,280)	$39,971
Comprehensive income:
Net income	—	—	869	—	—	869
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	340	—	340

Total comprehensive income	—	—	869	340	—	1,209
Cash dividends paid - $0.15 per share	—	—	(285)	—	—	(285)

Balance at June 30, 2011	$2,500	$757	$41,310	$(1,392)	$(2,280)	$40,895

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$869	$1,137
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,334	737
Depreciation and amortization	418	430
Securities gains	—	(47)
Gain on disposal of other real estate owned	(21)	—
Amortization (accretion) of securities premiums (discounts), net	158	83
Decrease in interest receivable and other assets	158	1,167
Decrease in interest payable and other liabilities	(632)	(260)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,284	3,247

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(1,748)	(1,868)
Purchases of securities available for sale	(27,093)	(42,592)
Proceeds from maturities and calls of securities held to maturity	1,380	1,140
Proceeds from maturities and calls of securities available for sale	26,424	32,651
Redemptions of Federal Home Loan Bank stock	116	—
Proceeds from sales of securities available for sale	—	792
Net decrease (increase) in loans	(863)	14,704
Proceeds from disposal of other real estate owned	352	—
Acquisition of fixed assets	(92)	(75)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,524)	4,752

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	6,372	8,684
Net decrease in time deposits	(5,229)	(2,467)
Net increase in short-term borrowings	5,783	1,252
Cash dividends paid	(285)	(571)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,641	6,898

Net increase in cash and cash equivalents	7,401	14,897
Cash and cash equivalents at beginning of period	28,869	17,342

Cash and cash equivalents at end of period	$36,270	$32,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,308	$1,733
Income taxes	887	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfers of loans to other real estate owned	112	282

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are for the three and six-month periods ended June 30, 2011, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2011	2010	2011	2010
Unrealized holding gains arising during the period	$778	$452	$542	$594
Reclassification adjustment for gains included in net income	—	—	—	(47)

Other comprehensive income before tax	778	452	542	547
Income tax benefit related to other comprehensive income	(290)	(168)	(202)	(204)

Other comprehensive income	$488	$284	$340	$343

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2011 and December 31, 2010 consisted of the following:

	For the Three Months Ended
	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial	$25,788	$29,102
Commercial - real estate
Construction	9,154	8,462
Owner occupied	54,290	52,289
Non-owner occupied	51,632	51,378

Total commercial loans	140,864	141,231

Consumer	17,536	19,045
Residential real estate	96,611	93,044
Residential construction	5,663	6,937

Total consumer loans	119,810	119,026

TOTAL LOANS	$260,674	$260,257

Loans are categorized into one of nine loan grades with grades 1 through 5 representing various levels of acceptable loans, or “Pass” grades, and grades 6 through 9 representing various levels of credit deterioration.

6 — Special Mention (OAEM)

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

7 — Substandard

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

8 — Doubtful

Loans are graded 8 if they contain weaknesses so serious that collection or liquidation in full is questionable. An 8 classification will result in the loan being placed in non-accrual.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

9 — Loss

A 9 rating is assigned to loans considered uncollectible and of such little value that their continuance as an active bank asset is not warranted. This rating does not mean that the asset has no recovery or salvage value, but rather that the asset should be charged off now, even though partial or full recovery may be possible in the future.

The following table presents loans by credit quality indicator at June 30, 2011.

	Pass	Special Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$21,302	$766	$3,720	$25,788
Commercial real estate
Construction	4,194	12	4,948	9,154
Owner occupied	36,824	8,060	9,406	54,290
Non-owner occupied	47,391	2,233	2,008	51,632
Consumer	17,158	150	228	17,536
Residential real estate	89,581	1,484	5,546	96,611
Residential construction	5,092	—	571	5,663

TOTAL	$221,542	$12,705	$26,427	$260,674

The following table presents loans by credit quality indicator at December 31, 2010.

	Pass	Special Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$24,069	$918	$4,115	$29,102
Commercial real estate
Construction	3,514	—	4,948	8,462
Owner occupied	40,104	4,080	8,105	52,289
Non-owner occupied	46,238	3,152	1,988	51,378
Consumer	18,614	148	283	19,045
Residential real estate	86,446	1,497	5,101	93,044
Residential construction	6,365	—	572	6,937

TOTAL	$225,350	$9,795	$25,112	$260,257

Consumer loans consist of performing loans of $17,424,000 and nonperforming loans of $112,000 at June 30, 2011, and performing loans of $18,896,000 and nonperforming loans of $149,000 at December 31, 2010.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans by past due status at June 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
			(Dollars in Thousands)
Commercial	$484	$1,821	$1,327	$3,632	$22,156	$25,788	$47
Commercial real estate
Construction	110	—	4,948	5,058	4,096	9,154	—
Owner occupied	1,449	1,479	2,250	5,177	49,113	54,290	—
Non-owner occupied	11	—	1,881	1,892	49,740	51,632	36
Consumer	243	87	58	388	17,148	17,536	14
Residential real estate	2,166	1,160	1,810	5,137	91,474	96,611	357
Residential construction	84	37	537	659	5,004	5,663	85

TOTAL	$4,547	$4,584	$12,811	$21,943	$238,731	$260,674	$539

The following table presents loans by past due status at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
	(Dollars in Thousands)
Commercial	$338	$919	$543	$1,800	$27,302	$29,102	$—
Commercial real estate
Construction	4,948	14	—	4,962	3,500	8,462	—
Owner occupied	312	2,374	150	2,836	49,453	52,289	—
Non-owner occupied	690	968	930	2,588	48,790	51,378	5
Consumer	389	83	91	563	18,482	19,045	44
Residential real estate	2,428	625	1,183	4,236	88,808	93,044	525
Residential construction	—	21	65	86	6,851	6,937	65

TOTAL	$9,105	$5,004	$2,962	$17,071	$243,186	$260,257	$639

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents impaired loans at June 30, 2011.

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial	$588	$838	$—	$838	$—
Commercial Real Estate
Construction	4,948	4,948	—	4,948	—
Owner occupied	2,456	2,456	—	2,476	—
Non-owner occupied	1,292	1,292	—	1,292	—

Total Commercial	$9,284	$9,534	$—	$9,554	$—

Consumer	$10	$10	$—	$10	$—
Residential real estate	387	387	—	405	—
Residential construction	452	452	—	452	—

Total Consumer	$849	$849	$—	$867	$—

With an allowance recorded:
Commercial	$2,660	$2,884	$1,867	$3,023	$20
Commercial Real Estate
Owner occupied	3,055	3,055	1,303	3,067	10
Non-owner occupied	554	554	423	553	—

Total Commercial	$6,269	$6,493	$3,593	$6,643	$30

Consumer	$52	$52	$44 3	$56	$—
Residential real estate	2,010	2,010	324	2,525	9

Total Consumer	$2,062	$2,062	$368	$2,581	$9

Total:
Commercial	$3,248	$3,722	$1,867	$3,861	$20
Commercial Real Estate
Construction	4,948	4,948	—	4,948	—
Owner occupied	5,511	5,511	1,303	5,543	10
Non-owner occupied	1,846	1,846	423	1,845	—

Total Commercial	$15,553	$16,027	$3,593	$16,197	$30

Consumer	$62	$62	$44	$66	$—
Residential real estate	2,397	2,397	324	2,930	9
Residential construction	452	452	—	452	—

Total Consumer	$2,911	$2,911	$368	$3,448	$9

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents impaired loans at December 31, 2010.

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial	$588	$838	$—	$1,012	$—
Commercial Real Estate
Construction	4,948	4,948	—	4,883	140
Owner occupied	2,356	2,356	—	2,392	—
Non-owner occupied	1,423	1,423	—	1,428	—

Total Commercial	$9,315	$9,565	$—	$9,715	$140

Consumer	$10	$10	$—	$178	$—
Residential real estate	411	411	—	434	—
Residential construction	452	452	—	452	—

Total Consumer	$873	$873	$—	$1,064	$—

With an allowance recorded:
Commercial	$2,615	$2,839	$1,178	$4,260	$130
Commercial Real Estate
Owner occupied	1,710	1,710	734	1,717	62
Non-owner occupied	550	550	330	561	—

Total Commercial	$4,875	$5,099	$2,242	$6,538	$192

Consumer	$62	$62	$53	$76	$1
Residential real estate	1,639	1,639	304	2,170	55

Total Consumer	$1,701	$1,701	$357	$2,246	$56

Total:
Commercial	$3,203	$3,677	$1,178	$5,272	$130
Commercial Real Estate
Construction	4,948	4,948	—	4,883	140
Owner occupied	4,066	4,066	734	4,109	62
Non-owner occupied	1,973	1,973	330	1,989	—

Total Commercial	$14,190	$14,664	$2,242	$16,253	$332

Consumer	$72	$72	$53	$254	$1
Residential real estate	2,050	2,050	304	2,604	55
Residential construction	452	452	—	452	—

Total Consumer	$2,574	$2,574	$357	$3,310	$56

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Nonaccrual loans	$18,464	$16,764
Accruing loans past due 90 days or more	539	639
Restructured loans (accruing)	667	904

The following table presents the composition of nonaccrual loans at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial	$3,248	$3,203
Commercial - Real Estate
Construction	4,948	4,948
Owner Occupied	5,511	4,066
Non-Owner Occupied	1,846	1,973

Total Commercial Loans	15,553	14,190
Consumer	62	72
Residential Real Estate	2,397	2,050
Residential Construction	452	452

Total Consumer Loans	2,911	2,574

TOTAL NONACCRUAL LOANS	$18,464	$16,764

In addition to the review of credit quality through the credit review process, we construct a comprehensive allowance analysis for the loan portfolio at least quarterly. The procedures that we use entail preparation of a loan “watch” list and assigning each loan a classification. Commercial loans with an aggregate loan balance in excess of $250,000 that meet one or more of the following conditions require the completion of a Problem Loan Report and an impairment analysis by the responsible loan officer. The conditions are as follows:

a. Commercial loans graded OAEM, Substandard, Doubtful or Loss

b. Commercial loan in nonaccrual status

c. Commercial loans deemed impaired

d. Commercial loans past due greater than 90 days

e. Trouble debt restructures

f. Other circumstances i.e. bankruptcy, death of borrower/guarantor, etc.

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

June 30, 2011

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

The following tables summarize changes in the allowance for loan losses applicable to each category of the loan portfolio:

	For the Six Months Ended June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
				(Dollars in Thousands)
Balance at beginning of period	$1,758	$1,966	$588	$1,206	$283	$74	$5,875
Provision for loan losses	643	771	(33)	33	(133)	53	1,334
Recoveries on loans previously charged off	—	22	22	1	—	—	45
Loans charged off	(9)	(124)	(95)	(151)	—	—	(379)

Balance at end of period	$2,392	$2,635	$482	$1,089	$150	$127	$6,875

	For the Six Months Ended June 30, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
				(Dollars in Thousands)
Balance at beginning of period	$752	$1,328	$508	$767	$938	$32	$4,325
Provision for loan losses	(87)	40	154	370	228	32	737
Recoveries on loans previously charged off	18	54	25	2	—	—	99
Loans charged off	(1)	(30)	(158)	(57)	(15)	—	(261)

Balance at end of period	$682	$1,392	$529	$1,082	$1,151	$64	$4,900

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the allocation of the allowance for loan losses at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Residential Construction	Unallocated	Total
			(Dollars in Thousands)
Reserve ending balance:	$2,392	$2,635	$482	$1,089	$150	$127	$6,875
Individually evaluated for Impairment	$1,975	$1,725	$1	$179	$3	$—	$3,883
Collectively evaluated for Impairment	$417	$910	$481	$910	$147	$127	$2,992

	December 31 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Residential Construction	Unallocated	Total
				(Dollars in Thousands)
Reserve ending balance:	$1,758	$1,966	$588	$1,206	$283	$74	$5,875
Individually evaluated for Impairment	$1,199	$1,039	$1	$110	$3	$—	$2,352
Collectively evaluated for Impairment	$559	$927	$587	$1,096	$280	$74	$3,523

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE D – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three and six-month periods ended June 30, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$87	$80	$3	$5
Interest cost	110	112	13	14
Expected return on plan assets	(134)	(127)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(23)	(23)	—	—
Recognition of net actuarial loss (gain)	64	54	(10)	(9)

Net periodic benefit cost	$104	$96	$20	$24

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$173	$159	$6	$8
Interest cost	220	223	26	28
Expected return on plan assets	(268)	(255)	—	—
Amortization of transition amount	—	—	28	28
Amortization of prior service cost	(45)	(45)	—	—
Recognition of net actuarial loss (gain)	127	109	(20)	(17)

Net periodic benefit cost	$207	$191	$40	$47

The Corporation contributed $150,000 to the pension plan during both six-month periods ended June 30, 2011 and 2010, respectively. Approximately $22,000 and $28,000 in contributions were made for postretirement benefits for the six-month periods ended June 30, 2011 and 2010, respectively. Contributions of $150,000 for pension benefits and $22,000 for postretirement benefits are expected to be made during the remainder of 2011.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

	June 30, 2011			December 31, 2010
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage
Consolidated	14.18%	15.45%	9.17%	13.82%	15.08%	9.00%
First Century Bank, N.A.	13.76%	15.03%	8.89%	13.35%	14.61%	8.68%

NOTE F – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that, in the aggregate, would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, N.A., the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. These commitments include standby letters of credit of approximately $3,836,000 at June 30, 2011 and $3,887,000 at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $38,689,000 at June 30, 2011, and $42,342,000 at December 31, 2010, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE G – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government agency obligations	$51,584	$266	$132	$51,718
U.S. Government agency mortgage-backed securities	21,963	875	21	22,817

TOTAL SECURITIES AVAILABLE FOR SALE	$73,547	$1,141	$153	$74,535

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government agency obligations	$56,151	$132	$475	$55,808
U.S. Government agency mortgage-backed securities	16,844	790	—	17,634

TOTAL SECURITIES AVAILABLE FOR SALE	$72,995	$922	$475	$73,442

Securities held to maturity are summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$24,524	$587	$113	$24,998

TOTAL SECURITIES HELD TO MATURITY	$24,524	$587	$113	$24,998

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$24,196	$345	$279	$24,262

TOTAL SECURITIES HELD TO MATURITY	$24,196	$345	$279	$24,262

Securities with an aggregate fair value of $39,467,000 at June 30, 2011 and $34,551,000 at December 31, 2010, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $17,214,000 at June 30, 2011 and $11,431,000 at December 31, 2010 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE G – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$—	$—	$—	$792
Gross realized gains	—	—	—	47
Gross realized losses	—	—	—	—

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at June 30, 2011 are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$278	$284	$6
Due after one year through five years	36,510	36,669	159
Due after five years through ten years	25,272	25,872	600
Due after ten years	11,487	11,710	223

TOTAL SECURITIES AVAILABLE FOR SALE	$73,547	$74,535	$988

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$901	$912	$11
Due after one year through five years	4,763	4,905	142
Due after five years through ten years	11,488	11,815	327
Due after ten years	7,372	7,366	(6)

TOTAL SECURITIES HELD TO MATURITY	$24,524	$24,998	$474

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE G – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at June 30, 2011:

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Description of security
Securities available for sale:
U.S. government agency obligations	$132	$16,541	$—	$—
U.S. government agency mortgage-backed securities	21	2,284	—	—

Total securities available for sale	$153	$18,825	$—	$—

Securities held to maturity:
Municipal securities	$112	$5,050	$1	$203

Total securities held to maturity	$112	$5,050	$1	$203

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

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

June 30, 2011

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

June 30, 2011

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value June 30, 2011	Fair Value Measurements at June 30, 2011, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$51,718	$—	$51,718	$—
U.S. Government agency mortgage- backed securities	22,817	—	22,817	—

Total	$74,535	$—	$74,535	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$14,503	$—	$14,503	$—
Foreclosures and repossessions	1,479	—	1,479	—

Total	$15,982	$—	$15,982	$—

Description	Fair Value December 31, 2010	Fair Value Measurements at December 31, 2010, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$55,808	$—	$55,808	$—
U.S. Government agency mortgage- backed securities	17,634	—	17,634	—

Total	$73,442	$—	$73,442	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$14,165	$—	$14,165	$—
Foreclosures and repossessions	1,768	—	1,768	—

Total	$15,933	$—	$15,933	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments: (in thousands)

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash & cash equivalents	$36,270	$36,270	$28,869	$28,869
Investment securities available for sale	74,535	74,535	73,442	73,442
Investment securities held to maturity	24,524	24,998	24,196	24,262
Loans, net	253,799	264,613	254,382	264,533
Accrued interest receivable	1,267	1,267	1,243	1,243
Deposits	353,484	355,276	352,341	353,246
Borrowings	17,240	17,240	11,457	11,457
Accrued interest payable	124	124	137	137

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company adopted ASU 2010-20 in its December 31, 2010 financial statements. Certain disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST CENTURY BANKSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

June 30, 2011

This narrative will assist you, the reader, in your analysis of the accompanying consolidated financial statements and supplemental financial information. You should read it in conjunction with the unaudited consolidated financial statements and the notes presented elsewhere in this report. We are not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company, except as discussed herein. We are also not aware of any current recommendations by regulatory authorities, which would have such a material effect if implemented.

Forward-looking Statements

This report may contain certain forward-looking statements, including certain plans, expectations, goals and projections, which are inherently subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by such statements for a variety of factors including but not limited to: changes in economic conditions which may affect our primary market area; rapid movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; success and timing of loan workout strategies; the nature and extent of governmental actions and reforms; continuing consolidation of the financial services industry; rapidly changing technology; and evolving financial industry standards.

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

June 30, 2011

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

Results of Operations for Three Months ended June 30, 2011

Net income for the second three months of 2011 was $115,000, representing a decrease of approximately 83.9%, from the comparable 2010 level of $716,000. This decrease was primarily the result of additional provisions for loan losses due to an impairment write-down for one large commercial loan customer. Net interest income, the most significant component of net income, was $3,412,000 for the three-month period ended June 30, 2011, a decrease of $133,000, or 3.8%, as compared to $3,545,000 for the second quarter of 2010. This decrease was primarily the result of reduced interest income in excess of the reductions seen in interest expense due to lower loan demand, higher levels of nonperforming assets and the impact of an extended lower interest rate environment on the short term nature of the Company’s balance sheet. Net interest margins for the three months ended June 30, 2011 and 2010 were 3.21% and 3.34%, respectively.

Interest income for the three-month period ended June 30, 2011 decreased $358,000, or 8.1%, to $4,046,000, from $4,404,000 for the three-month period ended June 30, 2010. Interest income reflected a weighted-average yield on earning assets of 4.10% for the three-month period ended June 30, 2011, compared to 4.51% for the same three-month period in 2010. Average interest-earning assets were $394,387,000 and $391,004,000 during the three months ended June 30, 2011 and 2010, respectively.

Interest expense decreased $225,000, or 26.2%, to $634,000 for the three-month period ended June 30, 2011, from $859,000 for the same period in 2010. This reflected an average cost of funds of 0.79% and 1.05%, respectively, for the three-month periods ended June 30, 2011 and 2010. Average interest-bearing liabilities were $320,678,000 and $328,599,000 during the three months ended June 30, 2011 and 2010, respectively.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2011

The provision for loan losses was $1,255,000 for the three months ended June 30, 2011. This was a significant increase when compared to the provision of $245,000 for the same period in 2010. Net charge-offs were $255,000 for the quarter ended June 30, 2011, compared to $120,000 for the quarter ended June 30, 2010. The primary increase in the provision was the result of an impairment write-down of approximately $1,100,000 associated with one commercial loan relationship. Previously, this impaired credit had been evaluated based on net present value of future cash flows. The credit became collateral dependent during the second quarter when the borrower was unable to keep payments current.

Noninterest income, exclusive of securities gains and losses, was $1,382,000 for the three-month period ended June 30, 2011 and represented an increase of $130,000, or 10.4%, compared to $1,252,000 for the same period in 2010. Increases were seen in all areas of noninterest income. An increase in fiduciary fees of $112,000, or 32.7%, was the primary contributor to higher noninterest income for the quarter.

Noninterest expense of $3,509,000 for the quarter ended June 30, 2011 was essentially unchanged from $3,505,000 for the same period in 2010. Personnel expense decreased $75,000, or 4.6%, due to ongoing efforts to reduce staffing levels through attrition during this economic downturn. This reduction was offset by higher costs associated with collection expenses related to nonperforming assets.

On a per share basis, net income decreased to $0.06 per share for the three-month period ended June 30, 2011, compared to $0.38 per share for the same period in 2010. Earnings for the quarter ended June 30, 2011 and June 30, 2010, reflect an annualized return on average assets (ROAA) of 0.11% and 0.68%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 1.13% and 7.14% for the three-month periods ending June 30, 2011 and 2010, respectively. In response to the dividend policy change approved by the Board of Directors in May of 2011, no dividends were paid during the second quarter of 2011, compared to $0.15 per share during the second quarter of 2010.

Results of Operations for Six Months ended June 30, 2011

Net income for the first six months of 2011 was $869,000, representing a decrease of approximately 23.6%, from the comparable 2010 level of $1,137,000. The most significant component, net interest income, amounted to $6,751,000 for the six-month period ended June 30, 2011, a decrease of $305,000, or 4.3%, as compared to $7,056,000 for the first six months of 2010. The same factors that impacted second quarter earnings were the primary drivers of earnings for the first half of 2011 when compared to the first half of 2010. Net interest margins for the six months ended June 30, 2011 and 2010 were 3.18% and 3.36%, respectively.

Interest income for the six-month period ended June 30, 2011 decreased $788,000, or 8.9%, to $8,047,000, from $8,835,000 for the six-month period ended June 30, 2010. Interest income reflected a weighted-average yield on earning assets of 4.10% for the six-month period ended June 30, 2011, compared to 4.58% for the same six-month period in 2010. Average interest-earning assets were $392,734,000 and $385,463,000 during the six months ended June 30, 2011 and 2010, respectively.

Interest expense decreased $483,000, or 27.2%, to $1,296,000 for the six-month period ended June 30, 2011, from $1,779,000 for the same period in 2010. This reflected an average cost of funds of 0.81% and 1.09%, respectively, for the six-month periods ended June 30, 2011 and 2010. Average interest-bearing liabilities were $321,009,000 and $326,392,000 during the six months ended June 30, 2011 and 2010, respectively.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2011

The provision for loan losses was $1,334,000 for the six-months ended June 30, 2011. This was an increase of $597,000 compared to the provision of $737,000 for the same period in 2010. Net charge-offs were $334,000 for the first half of 2011, compared to $162,000 for the same period in 2010. Additions to the allowance for loan losses of $1,000,000 were made in the first half of 2011, compared to $575,000 for the first six months of 2010.

Noninterest income, net of securities gains, was $2,877,000 for the six-month period ended June 30, 2011 and represented an increase of $427,000, or 17.4%, compared to $2,450,000 for the same period in 2010. Again, improvement was experienced in most components of noninterest income, with the primary increase being in fiduciary fees which were up $298,000, or 43.3%. The increase in fiduciary fees resulted from an increase in the fee schedule for fiduciary accounts as well as the receipt of fees associated with a large estate settlement.

Noninterest expense of $7,151,000 for the six-months ended June 30, 2011 represented an increase of $30,000 from $7,121,000 for the same period in 2010. Again, increased costs associated with loan collections offset reductions in personnel expense.

On a per share basis, net income decreased to $0.46 per share for the six-month period ended June 30, 2011, compared to $0.60 per share for the same period in 2010. Earnings through June 30, 2011 and June 30, 2010, reflect an annualized return on average assets (ROAA) of 0.41% and 0.54%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 4.29% and 5.69% for the six-month periods ending June 30, 2011 and 2010, respectively. Dividends paid through the first half of 2011 were $0.15 per share, compared to $0.30 per share for the six-month period ended June 30, 2010, reflecting the previously mentioned change in the Corporation’s dividend policy.

Financial Condition and Asset Quality

Total assets at June 30, 2011 were $415,207,000 as compared to $407,989,000 at December 31, 2010, or an increase of $7,218,000, or 1.8%. The loan portfolio was essentially unchanged during this period at $260,674,000 at June 30, 2011, from $260,257,000 at December 31, 2010, reflecting the minimal loan demand experienced during the period. The investment portfolio increased approximately $1,421,000, or 1.5%, during this same period.

Total deposits increased by $1,143,000 to $353,484,000 at June 30, 2011 from $352,341,000 at December 31, 2010. Noninterest-bearing deposits increased by $5,976,000, or 12.7%, which is a normal fluctuation with some larger commercial customers. Interest-bearing deposits decreased $4,833,000 during this same period.

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

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2011

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $21,149,000 at June 30, 2011, and $20,057,000 at December 31, 2010. As a percentage of total assets, nonperforming assets increased from 4.9% at December 31, 2010 to 5.1% at June 30, 2011. The allowance for loan losses was $6,875,000 at June 30, 2011, compared with $5,875,000 at December 31, 2010. With the additional provision previously mentioned, the allowance for loan losses as a percentage of total loans increased from 2.26% at December 31, 2010, to 2.64% at June 30, 2011. Estimates may change at some point in the future.

Impaired credits consist primarily of loans collateralized by commercial real estate where the borrower has experienced financial difficulties as a result of the downturn in the local and national economies. There is no other concentration by locale or industry that is common among these loans. The largest impaired loan is approximately $4,948,000, and is secured by a mixed use real estate development project in Richmond, Virginia. This loan carries an approximate loan to value ratio of 45%, based on recent appraisals. Both the development project and the guarantor have sought protection in bankruptcy and we are pursuing all collection efforts through this process.

For the six-month period ended June 30, 2011, the only significant addition to impaired loans was a loan secured by owner-occupied multi-purpose commercial real estate in Bluefield, West Virginia. This loan of approximately $1,200,000 has an approximate loan to value ratio of 72%.

Our collection efforts in the second half of 2011 will include a number of foreclosure sales. Additionally, some borrowers are making efforts to liquidate other assets to avoid foreclosure on primary collateral. Our success in maximizing value will, in large part, depend on the absorption rate of commercial real estate property sales in the still sluggish economy.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $3,836,000 at June 30, 2011 and $3,887,000 at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $38,689,000 at June 30, 2011, and $42,342,000 at December 31, 2010, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At June 30, 2011 and December 31, 2010, the reserve for unfunded lending commitments was $10,000. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

June 30, 2011

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $2,284,000 of liquidity for the six-month period ended June 30, 2011, compared to $3,247,000 for the same six months in 2010. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities decreased to $27,804,000 for the six-month period ended June 30, 2011, compared to $33,791,000 for the six-month period ended June 30, 2010. Due to weak loan demand, excess proceeds from maturities and calls of investments during the first half of 2011 were primarily reinvested in the investment portfolio. As of June 30, 2011, we had approximately $8,428,000 of investment securities that mature within 36 months. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of June 30, 2011, we had a maximum secured borrowing capacity exceeding $90,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At June 30, 2011, we owned $1,073,700 of FHLB stock, and had no borrowings outstanding through the FHLB. As of June 30, 2011, there were no outstanding balances on our federal funds purchased lines of $8,700,000 with correspondent banks which are available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of June 30, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2011, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number

3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	35

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	36

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	37

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	38

101	Interactive data file (XBRL) (4)	—

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.
(4)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through First Century’s Investor Relations tab on its corporate website at www.firstcentury.com.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	August 15, 2011