Form 10-Q
period 2011-09-30
FIRST CENTURY BANKSHARES INC
filed 2011-11-14
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of November 11, 2011, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,495	$9,225
Interest-bearing balances with banks	33,236	9,644
Federal funds sold	10,000	10,000
Securities available for sale	61,320	73,442
Securities held to maturity: (estimated fair value of $26,342 at September 30, 2011 and $24,262 at December 31, 2010)	25,440	24,196
Federal Home Loan Bank and Federal Reserve Bank Stock	1,403	1,572
Loans	254,485	260,257
Less allowance for loan losses	4,305	5,875

Net loans	250,180	254,382
Premises and equipment	12,636	13,070
Real estate owned other than bank premises	1,797	1,750
Other assets	4,659	5,525
Goodwill	5,183	5,183

TOTAL ASSETS	$416,349	$407,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$57,451	$47,056
Interest-bearing	297,895	305,285

Total deposits	355,346	352,341
Short-term borrowings	16,314	11,457
Other liabilities	3,678	4,220

TOTAL LIABILITIES	375,338	368,018

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at September 30, 2011, and at December 31, 2010	2,500	2,500
Paid-in capital	757	757
Retained earnings	41,558	40,726
Treasury stock, at cost; 96,880 shares at September 30, 2011, and at December 31, 2010	(2,280)	(2,280)
Accumulated other comprehensive (loss) income, net of tax	(1,524)	(1,732)

TOTAL STOCKHOLDERS’ EQUITY	41,011	39,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,349	$407,989

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,288	$3,577	$9,889	$10,898
Interest on balances with banks	11	6	24	15
Interest and dividends from securities available for sale:
Taxable	429	516	1,411	1,645
Interest and dividends from securities held to maturity:
Taxable	30	13	86	28
Tax-exempt	199	183	586	535
Interest on federal funds sold	4	4	12	13

TOTAL INTEREST INCOME	3,961	4,299	12,008	13,134

INTEREST EXPENSE
Interest on time certificates of $100,000 or more	139	199	453	650
Interest on other deposits	390	523	1,243	1,716
Interest on short term borrowings	67	69	196	204

TOTAL INTEREST EXPENSE	596	791	1,892	2,570

Net interest income	3,365	3,508	10,116	10,564
Provision for loan losses	1,160	806	2,494	1,543

Net interest income after provision for loan losses	2,205	2,702	7,622	9,021

NONINTEREST INCOME
Income from fiduciary activities	414	361	1,400	1,049
Other operating income	954	972	2,845	2,734
Securities gains	549	—	549	47

TOTAL NONINTEREST INCOME	1,917	1,333	4,794	3,830

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,557	1,612	4,714	4,937
Premises and equipment expense	520	579	1,682	1,754
Other noninterest expense	1,273	1,226	4,105	3,847

TOTAL NONINTEREST EXPENSE	3,350	3,417	10,501	10,538

Income before income taxes	772	618	1,915	2,313
Income taxes (benefit)	239	158	513	716

NET INCOME	$533	$460	$1,402	$1,597

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.28	$0.24	$0.74	$0.84
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,903,120	1,903,120	1,903,120	1,903,120

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total

Balance at December 31, 2009	$2,500	$757	$39,727	$(1,248)	$(2,280)	$39,456
Comprehensive income:
Net income	—	—	1,597	—	—	1,597
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	275	—	275

Total comprehensive income	—	—	1,597	275	—	1,872

Cash dividends paid - $0.45 per share	—	—	(856)	—	—	(856)

Balance at September 30, 2010	$2,500	$757	$40,468	$(973)	$(2,280)	$40,472

Balance at December 31, 2010	$2,500	$757	$40,726	$(1,732)	$(2,280)	$39,971
Comprehensive income:
Net income	—	—	1,402	—	—	1,402
Change in net unrealized gain(loss) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	208	—	208

Total comprehensive income	—	—	1,402	208	—	1,610

Cash dividends paid - $0.30 per share	—	—	(570)	—	—	(570)

Balance at September 30, 2011	$2,500	$757	$41,558	$(1,524)	$(2,280)	$41,011

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,402	$1,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,494	1,543
Depreciation and amortization	608	642
Deferred income tax expense (benefit)	494	(383)
Securities gains	(549)	(47)
Impairment write-downs of other real estate owned	25	—
Gain on disposal of other real estate owned	(21)	—
Amortization (accretion) of securities premiums (discounts), net	258	149
Decrease in interest receivable and other assets	337	1,269
Decrease in interest payable and other liabilities	(542)	(77)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,506	4,693

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(3,027)	(5,045)
Purchases of securities available for sale	(49,310)	(60,252)
Proceeds from maturities and calls of securities held to maturity	1,380	1,440
Proceeds from maturities and calls of securities available for sale	44,951	53,414
Redemptions of Federal Home Loan Bank stock	169	—
Proceeds from sales of securities available for sale	17,165	792
Proceeds from sales of securities held to maturity	342	—
Net decrease in loans	1,216	17,898
Proceeds from disposal of other real estate owned	352	200
Acquisition of fixed assets	(174)	(360)

NET CASH PROVIDED BY INVESTING ACTIVITIES	13,064	8,087

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	11,995	12,168
Net decrease in time deposits	(8,990)	(7,349)
Net increase in short-term borrowings	4,857	40
Cash dividends paid	(570)	(856)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,292	4,003

Net increase in cash and cash equivalents	24,862	16,783
Cash and cash equivalents at beginning of period	28,869	17,342

Cash and cash equivalents at end of period	$53,731	$34,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,910	$2,508
Income taxes	887	310

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfers of loans to other real estate owned	492	542

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results are for the three and nine-month periods ended September 30, 2011, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences that are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains and losses on available for sale investment securities and net accrued pension benefit liability are the components of the Corporation’s other accumulated comprehensive income. Information concerning the Corporation’s other comprehensive income for the three and nine-month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Dollars in thousands)
	2011	2010	2011	2010

Unrealized holding gains (losses) arising during the period	$339	$(108)	$881	$486
Reclassification adjustment for gains included in net income	(549)	—	(549)	(47)

Other comprehensive income (loss) before tax	(210)	(108)	332	439
Income tax (expense) benefit related to other comprehensive income (loss)	78	40	(124)	(164)

Other comprehensive income (loss)	$(132)	$(68)	$208	$275

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial	$22,159	$29,102
Commercial - real estate
Construction	9,068	8,462
Owner occupied	53,783	52,289
Non-owner occupied	51,040	51,378

Total commercial loans	136,050	141,231

Consumer	16,699	19,045
Residential real estate	96,888	93,044
Residential construction	4,848	6,937

Total consumer loans	118,435	119,026

TOTAL LOANS	$254,485	$260,257

Loans are categorized into one of nine loan grades with grades 1 through 5 representing various levels of acceptable loans, or “Pass” grades, and grades 6 through 9 representing various levels of credit deterioration.

6 — Special Mention (OAEM)

A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Loans graded a 6 may be experiencing adverse operating trends such as declining revenues or margins or an ill-proportioned balance sheet caused by increasing accounts receivable and/or inventory balances not supported by an increase in sales revenue. Other reasons supporting this classification include adverse economic or market conditions, pending litigation or any other material structural weakness.

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

September 30, 2011

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

The following table presents loans by credit quality indicator at September 30, 2011.

		Special
	Pass	Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$20,094	$294	$1,771	$22,159
Commercial real estate
Construction	4,120	—	4,948	9,068
Owner occupied	40,058	5,827	7,898	53,783
Non-owner occupied	47,453	796	2,791	51,040
Consumer	16,347	120	232	16,699
Residential real estate	90,702	1,387	4,799	96,888
Residential construction	4,280	—	568	4,848

TOTAL	$223,054	$8,424	$23,007	$254,485

The following table presents loans by credit quality indicator at December 31, 2010.

		Special
	Pass	Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$24,069	$918	$4,115	$29,102
Commercial real estate
Construction	3,514	—	4,948	8,462
Owner occupied	40,104	4,080	8,105	52,289
Non-owner occupied	46,238	3,152	1,988	51,378
Consumer	18,614	148	283	19,045
Residential real estate	86,446	1,497	5,101	93,044
Residential construction	6,365	—	572	6,937

TOTAL	$225,350	$9,795	$25,112	$260,257

Consumer loans consist of performing loans of $16,585,000 and nonperforming loans of $114,000 at September 30, 2011, and performing loans of $18,896,000 and nonperforming loans of $149,000 at December 31, 2010.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans by past due status at September 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
	(Dollars in Thousands)
Commercial	$310	$21	$1,013	$1,344	$20,815	$22,159	$—
Commercial real estate
Construction	—	—	4,948	4,948	4,120	9,068	—
Owner occupied	637	—	3,433	4,070	49,713	53,783	—
Non-owner occupied	125	—	1,850	1,975	49,065	51,040	4
Consumer	176	73	74	323	16,376	16,699	29
Residential real estate	2,213	1,009	1,219	4,441	92,447	96,888	543
Residential construction	320	—	535	855	3,993	4,848	84

TOTAL	$3,781	$1,103	$13,072	$17,956	$236,529	$254,485	$660

The following table presents loans by past due status at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
	(Dollars in Thousands)
Commercial	$338	$919	$543	$1,800	$27,302	$29,102	$—
Commercial real estate
Construction	4,948	14	—	4,962	3,500	8,462	—
Owner occupied	312	2,374	150	2,836	49,453	52,289	—
Non-owner occupied	690	968	930	2,588	48,790	51,378	5
Consumer	389	83	91	563	18,482	19,045	44
Residential real estate	2,428	625	1,183	4,236	88,808	93,044	525
Residential construction	—	21	65	86	6,851	6,937	65

TOTAL	$9,105	$5,004	$2,962	$17,071	$243,186	$260,257	$639

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents impaired loans at September 30, 2011.

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial	$588	$838	$—	$588	$—
Commercial Real Estate
Owner occupied	2,427	2,427	—	2,465	—
Non-owner occupied	1,292	1,292	—	1,292	—

Total Commercial	$4,307	$4,557	$—	$4,345	$—

Consumer	$10	$10	$—	$10	$—
Residential real estate	948	948	—	981	9
Residential construction	452	452	—	452	—

Total Consumer	$1,410	$1,410	$—	$1,443	$9

With an allowance recorded:
Commercial	$770	$993	$223	$897	$—
Commercial Real Estate
Construction	4,948	4,948	400	4,948	—
Owner occupied	1,636	1,636	149	1,640	9
Non-owner occupied	554	554	351	553	—

Total Commercial	$7,908	$8,131	$1,123	$8,038	$9

Consumer	$42	$42	$34 3	$47	$—
Residential real estate	769	769	111	798	3

Total Consumer	$811	$811	$145	$845	$3

Total:
Commercial	$1,358	$1,831	$223	$1,485	$—
Commercial Real Estate
Construction	4,948	4,948	400	4,948	—
Owner occupied	4,063	4,063	149	4,105	9
Non-owner occupied	1,846	1,846	351	1,845	—

Total Commercial	$12,215	$12,688	$1,123	$12,383	$9

Consumer	$52	$52	$34	$57	$—
Residential real estate	1,717	1,717	111	1,779	12
Residential construction	452	452	—	452	—

Total Consumer	$2,221	$2,221	$145	$2,288	$12

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

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

September 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)

Nonaccrual loans	$14,437	$16,764
Accruing loans past due 90 days or more	660	639
Restructured loans (accruing)	1,504	904

The following table presents the composition of nonaccrual loans at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Commercial	$1,357	$3,203
Commercial - Real Estate
Construction	4,948	4,948
Owner Occupied	4,064	4,066
Non-Owner Occupied	1,846	1,973

Total Commercial Loans	12,215	14,190
Consumer	53	72
Residential Real Estate	1,717	2,050
Residential Construction	452	452

Total Consumer Loans	2,222	2,574

TOTAL NONACCRUAL LOANS	$14,437	$16,764

In addition to the review of credit quality through the credit review process, we construct a comprehensive allowance analysis for the loan portfolio at least quarterly. The procedures that we use entail preparation of a loan “watch” list and assigning each loan a classification. Commercial loans with an aggregate loan balance in excess of $250,000, that meet one or more of the following conditions, require the completion of a Problem Loan Report and an impairment analysis by the responsible loan officer. The conditions are as follows:

a. Commercial loans graded OAEM, Substandard, Doubtful or Loss

b. Commercial loan in nonaccrual status

c. Commercial loans deemed impaired

d. Commercial loans past due greater than 90 days

e. Trouble debt restructures

f. Other circumstances i.e. bankruptcy, death of borrower/guarantor, etc.

The remaining loans reported on the loan “watch” list not included in one of the above categories have been assigned a classification that is intended to be representative of the degree of risk associated with that particular loan. An on-going three-year historical charge-off analysis is completed annually and the average percentage is applied.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The remaining portfolio is segregated into loan pools consisting of commercial loans, commercial real estate owner occupied loans, commercial real estate non-owner occupied loans, commercial construction and land development loans, residential real estate loans, residential construction loans and consumer loans. The historical net charge-off percentage of each category is compiled. This data is then used to establish an average charge-off percentage for each category.

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

The following tables summarize changes in the allowance for loan losses applicable to each category of the loan portfolio:

	For the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
				(Dollars in Thousands)
Balance at beginning of period	$1,758	$1,966	$588	$1,206	$283	$74	$5,875
Provision for loan losses	695	1,071	33	289	183	223	2,494
Recoveries on loans previously charged off	8	49	38	1	—	—	96
Loans charged off	(1,921)	(1,603)	(120)	(516)	—	—	(4,160)

Balance at end of period	$540	$1,483	$539	$980	$466	$297	$4,305

	For the Nine Months Ended September 30, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
				(Dollars in Thousands)
Balance at beginning of period	$752	$1,328	$508	$767	$938	$32	$4,325
Provision for loan losses	546	(13)	240	449	215	106	1,543
Recoveries on loans previously charged off	18	64	38	2	—	—	122
Loans charged off	(65)	(30)	(216)	(90)	(14)	—	(415)

Balance at end of period	$1,251	$1,349	$570	$1,128	$1,139	$138	$5,575

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the allocation of the allowance for loan losses at September 30, 2011 and December 31, 2010.

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
	September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Residential Construction	Unallocated	Total
			(Dollars in Thousands)
Reserve ending balance:	$540	$1,483	$539	$980	$466	$297	$4,305
Individually evaluated for Impairment	$178	$619	$403	$81	$1	$—	$1,282
Collectively evaluated for Impairment	$362	$864	$136	$899	$465	$297	$3,023

	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx
	December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Residential Construction	Unallocated	Total
				(Dollars in Thousands)
Reserve ending balance:	$1,758	$1,966	$588	$1,206	$283	$74	$5,875
Individually evaluated for Impairment	$1,199	$1,039	$1	$110	$3	$—	$2,352
Collectively evaluated for Impairment	$559	$927	$587	$1,096	$280	$74	$3,523

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s collection activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan, net of charge-offs, deferred loan fees or costs and unamortized premium or discount, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables include the recorded investment and number of modifications for these loans. The Company reports the recorded investment in the loans prior to modifications and also the recorded investment in the loans after the loans were restructured. Management has also disclosed the recorded investment and number of modifications for troubled debt restructurings within the last year where concessions were made and subsequently defaulted in the current reporting period. As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred since January 1, 2011 to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified no TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology.

Troubled debt restructurings

For the Nine Months Ended September 30, 2011.

	Number Of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
Commercial	2	$270	$143
Commercial real estate
Construction	—	—	—
Owner Occupied	—	—	—
Non-owner Occupied	1	785	785
Consumer	10	62	40
Residential real estate	25	728	672
Residential construction	1	36	33

TOTAL	39	$1,881	$1,673

Modifications by class of financing receivable that subsequently defaulted

For the Nine Months Ended September 30, 2011.

	Number Of Modifications	Recorded Investment
Commercial	1	$118
Commercial real estate
Construction	—	—
Owner Occupied	—	—
Non-owner Occupied	—	—
Consumer	1	1
Residential real estate	—	—
Residential construction	—	—

TOTAL	2	$119

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE D – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three and nine-month periods ended September 30, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$87	$79	$3	$5
Interest cost	109	112	13	14
Expected return on plan assets	(134)	(129)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	(22)	(22)	—	—
Recognition of net actuarial loss (gain)	63	55	(10)	(9)

Net periodic benefit cost	$103	$95	$20	$24

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$260	$238	$9	$13
Interest cost	329	335	39	42
Expected return on plan assets	(402)	(384)	—	—
Amortization of transition amount	—	—	42	42
Amortization of prior service cost	(67)	(67)	—	—
Recognition of net actuarial loss (gain)	190	164	(30)	(26)

Net periodic benefit cost	$310	$286	$60	$71

The Corporation contributed $225,000 to the pension plan during both nine-month periods ended September 30, 2011 and 2010, respectively. Approximately $33,000 and $42,000 in contributions were made for postretirement benefits for the nine-month periods ended September 30, 2011 and 2010, respectively. Contributions of $11,000 for postretirement benefits are expected to be made during the remainder of 2011.

On September 20, 2011, the Board of Directors voted to freeze accruals in the Company’s defined benefit pension plan and close the plan to new participants effective December 31, 2011. The freeze will result in the recognition of a curtailment gain in the fourth quarter of 2011 of approximately $537,000. Contributions of $300,000 for pension benefits are expected to be made during the fourth quarter of 2011.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE E – REGULATORY CAPITAL REQUIREMENTS

Regulators of the Corporation and its subsidiary have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimums for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes common stockholders’ equity reduced by goodwill net of deferred taxes. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4% is required. The following table contains the capital ratios for the Corporation and the Bank.

	September 30, 2011			December 31, 2010
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage

Consolidated	14.86%	16.11%	9.33%	13.82%	15.08%	9.00%
First Century Bank, N.A.	14.45%	15.70%	9.06%	13.35%	14.61%	8.68%

NOTE F – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that, in the aggregate, would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, N.A., the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. These commitments include standby letters of credit of approximately $3,821,000 at September 30, 2011 and $3,887,000 at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $38,373,000 at September 30, 2011, and $42,342,000 at December 31, 2010, were comprised primarily of unfunded loan commitments.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE G – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	0000000	0000000	0000000	0000000
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$40,002	$240	$50	$40,192

U.S. Government agency mortgage-backed securities	20,540	624	36	21,128

TOTAL SECURITIES AVAILABLE FOR SALE	$60,542	$864	$86	$61,320

	0000000	0000000	0000000	0000000
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$56,151	$132	$475	$55,808

U.S. Government agency mortgage-backed securities	16,844	790	—	17,634

TOTAL SECURITIES AVAILABLE FOR SALE	$72,995	$922	$475	$73,442

Securities held to maturity are summarized as follows:

	0000000	0000000	0000000	0000000
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$25,440	$914	$12	$26,342

TOTAL SECURITIES HELD TO MATURITY	$25,440	$914	$12	$26,342

	0000000	0000000	0000000	0000000
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

State and municipal obligations	$24,196	$345	$279	$24,262

TOTAL SECURITIES HELD TO MATURITY	$24,196	$345	$279	$24,262

Securities with an aggregate fair value of $36,349,000 at September 30, 2011 and $34,551,000 at December 31, 2010, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $16,314,000 at September 30, 2011 and $11,431,000 at December 31, 2010 pledged to secure repurchase agreements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE G – INVESTMENT SECURITIES (Continued)

Sales of securities available for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Proceeds from sales	$17,165	$—	$17,165	$792
Gross realized gains	547	—	547	47

During the third quarter of 2011, one municipal issue in the held to maturity portfolio was downgraded below investment grade quality. The security was sold with proceeds of $342,000 received and a $2,000 gain was recognized.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity by contractual maturities at September 30, 2011 are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	0000000	0000000	0000000
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$235	$238	$3

Due after one year through five years	28,104	28,291	187

Due after five years through ten years	19,353	19,747	394

Due after ten years	12,850	13,044	194

TOTAL SECURITIES AVAILABLE FOR SALE	$60,542	$61,320	$778

	0000000	0000000	0000000
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)

Due in one year or less	$901	$907	$6

Due after one year through five years	5,177	5,308	131

Due after five years through ten years	11,995	12,500	505

Due after ten years	7,367	7,627	260

TOTAL SECURITIES HELD TO MATURITY	$25,440	$26,342	$902

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE G – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at September 30, 2011:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of security	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
U.S. government agency obligations	$50	$10,201	$—	$—
U.S. government agency mortgage-backed securities	36	6,610	—	—

Total securities available for sale	$86	$16,811	$—	$—

Securities held to maturity:
Municipal securities	$5	$803	$7	$563

Total securities held to maturity	$5	$803	$7	$563

We held 15 available for sale securities and 3 held to maturity securities with unrealized losses at September 30, 2011. For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

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

September 30, 2011

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

September 30, 2011

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	0000000	0000000	0000000	0000000
Description	Fair Value September 30, 2011	Fair Value Measurements at September 30, 2011, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$40,192	$—	$40,192	$—
U.S. Government agency mortgage-backed securities	21,128	—	21,128	—

Total	$61,320	$—	$61,320	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$13,168	$—	$13,168	$—
Foreclosures and repossessions	1,797	—	1,797	—

Total	$14,965	$—	$14,965	$—

	0000000	0000000	0000000	0000000
Description	Fair Value December 31, 2010	Fair Value Measurements at December 31, 2010, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$55,808	$—	$55,808	$—
U.S. Government agency mortgage-backed securities	17,634	—	17,634	—

Total	$73,442	$—	$73,442	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans	$14,165	$—	$14,165	$—
Foreclosures and repossessions	1,768	—	1,768	—

Total	$15,933	$—	$15,933	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments: (in thousands)

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash & cash equivalents	$53,731	$53,731	$28,869	$28,869

Investment securities available for sale	61,320	61,320	73,442	73,442

Investment securities held to maturity	25,440	26,342	24,196	24,262

Loans, net	250,180	261,702	254,382	264,533

Accrued interest receivable	1,154	1,154	1,243	1,243

Deposits	355,346	356,362	352,341	353,246

Borrowings	16,314	16,314	11,457	11,457

Accrued interest payable	118	118	137	137

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company adopted ASU 2010-20 in its December 31, 2010 financial statements. Certain disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 were effective for the current reporting period. As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred since January 1, 2011 to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified no TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology.

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

September 30, 2011

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
September 30, 2011

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

September 30, 2011

Greater detail regarding the determination of the adequacy of the allowance for loan losses is provided later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in Note C of Notes to Unaudited Consolidated Financial Statements.

Pensions

We have a defined benefit pension plan covering substantially all employees with at least six months of service who are at least 20 1/2 years of age. Pension expense is determined by an actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. On September 20, 2011, the Board of Directors voted to freeze accruals in the Company’s defined benefit pension plan and close the plan to new participants effective December 31, 2011.

Results of Operations for Three Months ended September 30, 2011

Net income for the third quarter of 2011 was $533,000, representing an increase of approximately 15.9%, from the comparable 2010 level of $460,000. This increase was primarily the result of the recognition of securities gains and higher noninterest income, offsetting additional provisions for loan losses and lower net interest income. Net interest income, the most significant component of net income, was $3,365,000 for the three-month period ended September 30, 2011, a decrease of $143,000, or 4.1%, as compared to $3,508,000 for the third quarter of 2010. This decrease was primarily the result of reduced interest income in excess of the reductions seen in interest expense due to lower loan demand, higher levels of nonperforming assets and the impact of an extended lower interest rate environment on the short term nature of the Company’s balance sheet. Net interest margins for the three months ended September 30, 2011 and 2010 were 3.20% and 3.30%, respectively.

Interest income for the three-month period ended September 30, 2011 decreased $338,000, or 7.9%, to $3,961,000, from $4,299,000 for the three-month period ended September 30, 2010. Interest income reflected a weighted-average yield on earning assets of 4.06% for the three-month period ended September 30, 2011, compared to 4.40% for the same three-month period in 2010. Average interest-earning assets were $390,260,000 and $391,029,000 during the three months ended September 30, 2011 and 2010, respectively.

Interest expense decreased $195,000, or 24.7%, to $596,000 for the three-month period ended September 30, 2011, from $791,000 for the same period in 2010. This reflected an average cost of funds of 0.75% and 0.97%, respectively, for the three-month periods ended September 30, 2011 and 2010. Average interest-bearing liabilities were $319,177,000 and $325,980,000 during the three months ended September 30, 2011 and 2010, respectively.

The provision for loan losses was $1,160,000 for the three months ended September 30, 2011. This was a 43.9% increase when compared to the provision of $806,000 for the same period in 2010. Net charge-offs were $3,730,000 for the quarter ended September 30, 2011, compared to $131,000 for the quarter ended September 30, 2010.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2011

The primary increase in the provision was the result of the final disposition of real estate collateral associated with one commercial loan relationship totaling approximately $3,300,000. The credit became collateral dependent during the second quarter of 2011, when the borrower was unable to keep payments current. Upon the auction sale of the remaining real estate collateral by the borrower in the last week of August 2011, it was determined that the remaining note balance should be charged off and any subsequent collections be treated as recovery. The charge-off was offset by a reduction of specific reserves of approximately $2,800,000 assigned to this credit.

Noninterest income, exclusive of securities gains and losses, was $1,368,000 for the three-month period ended September 30, 2011 and represented an increase of $35,000, or 2.6%, compared to $1,333,000 for the same period in 2010. An increase in fiduciary fees of $53,000, or 14.7%, was the primary contributor to higher noninterest income for the quarter.

During the third quarter of 2011, investment gains of $549,000 were recognized. Investment gains of $547,000 were recognized from the sale of approximately $17,000,000 in mortgage-backed and other government agency securities. Management believed the pricing for these securities was being artificially inflated by current Federal Reserve monetary policy and decided to capture a portion of those gains while they were available. Gains of $2,000 were recognized on the sale of one municipal issue of $340,000 in the held to maturity portfolio which was downgraded by Standard and Poors during the quarter below investment grade.

Noninterest expense of $3,350,000 for the quarter ended September 30, 2011 decreased $67,000, or 2.0%, from $3,417,000 for the same period in 2010. Personnel expense decreased $55,000, or 3.4%, due to ongoing efforts to reduce staffing levels through this economic downturn.

During the third quarter of 2011, two actions were undertaken to reduce future noninterest expense. On August 24, 2011, First Century Bank, N.A., the Company’s banking subsidiary, filed an application with the West Virginia Division of Banking to convert from a national charter to a state chartered bank. It is expected the resulting reduction in regulatory assessments will be approximately $80,000 per year. Additionally, on September 20, 2011, the Board of Directors voted to freeze accruals in the Company’s defined benefit pension plan and close the plan to new participants effective December 31, 2011. The freeze will result in the recognition of a curtailment gain in the fourth quarter of 2011 of approximately $537,000. It is also expected to reduce future expense recognition by approximately $400,000 per year beginning in 2012.

On a per share basis, net income increased to $0.28 per share for the three-month period ended September 30, 2011, compared to $0.24 per share for the same period in 2010. Earnings for the quarter ended September 30, 2011 and September 30, 2010, reflect an annualized return on average assets (ROAA) of 0.51% and 0.43%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 5.18% and 4.53% for the three-month periods ending September 30, 2011 and 2010, respectively. Dividends of $0.15 per share were paid during the third quarters of 2011 and 2010, respectively.

Results of Operations for Nine Months ended September 30, 2011

Net income was $1,402,000 for the nine-month period ending September 30, 2011. This represents a 12.2% decrease from the $1,597,000 earned during the same period in 2010. Net interest income, amounted to $10,116,000 for the nine-month period ended September 30, 2011, a decrease of $448,000, or 4.2%, as compared to $10,564,000 for the first nine months of 2010. Net interest margins for the nine months ended September 30, 2011 and 2010 were 3.19% and 3.34%, respectively.

Interest income for the nine-month period ended September 30, 2011 decreased $1,126,000, or 8.6%, to $12,008,000, from $13,134,000 for the nine-month period ended September 30, 2010. Interest income reflected a weighted-average yield on earning assets of 4.09% for the nine-month period ended September 30, 2011, compared to 4.52% for the same nine-month period in 2010. Average interest-earning assets were $391,909,000 and $387,318,000 during the nine months ended September 30, 2011 and 2010, respectively.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2011

Interest expense decreased $678,000, or 26.4%, to $1,892,000 for the nine-month period ended September 30, 2011, from $2,570,000 for the same period in 2010. This reflected an average cost of funds of 0.79% and 1.05%, respectively, for the nine-month periods ended September 30, 2011 and 2010. Average interest-bearing liabilities were $320,398,000 and $326,255,000 during the nine months ended September 30, 2011 and 2010, respectively.

The provision for loan losses was $2,494,000 for the nine-months ended September 30, 2011. This was an increase of $951,000, or 61.6%, compared to the provision of $1,543,000 for the same period in 2010. As a result of the significant charge-offs in the third quarter previously mentioned, net charge-offs were $4,064,000 for the first nine months of 2011, compared to $293,000 for the same period in 2010.

Noninterest income, net of securities gains, was $4,245,000 for the nine-month period ended September 30, 2011 and represented an increase of $462,000, or 12.2%, compared to $3,783,000 for the same period in 2010. Again, improvement was experienced in most components of noninterest income, with the primary increase being in fiduciary fees which were up $351,000, or 33.5%. Securities gains were $549,000 for the nine-month period ended September 30, 2011, compared to $47,000 for the same period in 2010.

Noninterest expense of $10,501,000 for the nine-months ended September 30, 2011 represented a decrease of $37,000 from $10,538,000 for the same period in 2010. Increased costs associated with loan collections offset reductions in personnel expense.

On a per share basis, net income decreased to $0.74 per share for the nine-month period ended September 30, 2011, compared to $0.84 per share for the same period in 2010. Earnings through September 30, 2011 and September 30, 2010, reflect an annualized return on average assets (ROAA) of 0.44% and 0.51%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 4.59% and 5.30% for the nine-month periods ending September 30, 2011 and 2010, respectively. Dividends paid through the first nine months of 2011 were $0.30 per share, compared to $0.45 per share for the nine-month period ended September 30, 2010. In accordance with the dividend policy change announced in May of 2011, a third quarter dividend of $0.15 per share was declared on October 18, 2011, to be paid on or about November 18, 2011.

Financial Condition and Asset Quality

Total assets at September 30, 2011 were $416,349,000 as compared to $407,989,000 at December 31, 2010, or an increase of $8,360,000, or 2.1%. The loan portfolio decreased $5,772,000, or 2.2%, during this period to $254,485,000 at September 30, 2011, from $260,257,000 at December 31, 2010, reflecting minimal loan demand during the period. The investment portfolio decreased approximately $10,878,000, or 11.1%, during this same period. The reduction in loans and investments resulted in increased liquidity held in cash equivalents.

Total deposits increased by $3,005,000 to $355,346,000 at September 30, 2011 from $352,341,000 at December 31, 2010. Noninterest-bearing deposits increased by $10,395,000, or 22.1%, reflecting normal fluctuations with some larger commercial customers. Interest-bearing deposits decreased $7,390,000 during this same period, reflecting efforts to contain interest expense.

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

September 30, 2011

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

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $18,349,000 at September 30, 2011, and $20,057,000 at December 31, 2010. As a percentage of total assets, nonperforming assets decreased from 4.9% at December 31, 2010 to 4.4% at September 30, 2011. With the reduction in specific reserves previously mentioned, the allowance for loan losses as a percentage of total loans decreased from 2.26% at December 31, 2010, to 1.69% at September 30, 2011. Estimates may change at some point in the future.

Impaired credits consist primarily of loans collateralized by commercial real estate where the borrower has experienced financial difficulties as a result of the downturn in the local and national economies. There is no other concentration by locale or industry that is common among these loans. The largest impaired loan is approximately $4,948,000, and is secured by a mixed use real estate development project in Richmond, Virginia. Both the development project and the guarantor have sought protection in bankruptcy and we are pursuing all collection efforts through this process. Due to the receipt of a new appraisal, indicating significant deterioration in market value, specific reserves of $400,000 were assigned to this credit during the third quarter of 2011.

For the nine-month period ended September 30, 2011 there were no significant additions to impaired loans. Our collection efforts include foreclosure sales, often resulting in the borrower seeking protection in bankruptcy. Other borrowers make efforts to liquidate other assets to avoid foreclosure on primary collateral. Our success in maximizing collateral value will, in large part, depend on the absorption rate of commercial real estate property.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $3,821,000 at September 30, 2011 and $3,887,000 at December 31, 2010. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $38,373,000 at September 30, 2011, and $42,342,000 at December 31, 2010, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. Estimates may change at some point in the future.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

September 30, 2011

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $4,506,000 of liquidity for the nine-month period ended September 30, 2011, compared to $4,693,000 for the same nine months in 2010. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities decreased to $52,337,000 for the nine-month period ended September 30, 2011, compared to $65,297,000 for the nine-month period ended September 30, 2010. Cash and cash equivalents continue to increase due to weak loan demand. As of September 30, 2011, we had approximately $7,927,000 of investment securities that mature within 36 months. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Also, mortgage backed securities provide monthly cash flow that differs from the final maturity of the individual security.

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of September 30, 2011, we had a maximum secured borrowing capacity exceeding $60,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At September 30, 2011, we owned $1,020,000 of FHLB stock, and had no borrowings outstanding through the FHLB. As of September 30, 2011, there were no outstanding balances on our federal funds purchased lines of $8,700,000 with correspondent banks which are available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of September 30, 2011, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2011, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

(a) None

(b) None

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number

3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

10.	Material Contracts

10(a)	Severance Agreement between the Registrant and R.W. Wilkinson(4)	—

10(b)	Executive Benefit Agreement between the Registrant and Frank W. Wilkinson(5)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	36

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	37

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	38

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	39

101	Interactive data file (XBRL) (6)	—

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2010 and filed December 22, 2010, File Number: 000-11671; Film Number: 101269249.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2010 and filed December 8, 2010, File Number: 000-11671; Film Number: 101239496.
(6)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through First Century’s Investor Relations tab on its corporate website at www.firstcentury.com.

FIRST CENTURY BANKSHARES, INC.

PART II. OTHER INFORMATION (Continued)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	November 14, 2011