Form 10-K
period 2011-12-31
FIRST CENTURY BANKSHARES INC
filed 2012-03-26
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

First Century Bankshares, Inc.: $1.25 Par Value—Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2011 (computed based on the price at which the common equity was last sold) was $17,308,538.

The number of shares outstanding of the registrant’s common stock as of March 23, 2012, was 1,903,120.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the fiscal year ended December 31, 2011, are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 24, 2012 are incorporated by reference into Part III.

FIRST CENTURY BANKSHARES, INC.

2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

FIRST CENTURY BANKSHARES, INC.

First Century Bankshares, Inc. (“Corporation”, “Company” or “Registrant”), formerly Pocahontas Bankshares Corporation, was organized under the laws of West Virginia in 1983 at the direction of the Board of Directors of The First National Bank of Bluefield (“Bluefield”). On March 1, 1984, the effective date of the corporate reorganization, the shareholders of Bluefield became the shareholders of the Corporation, and Bluefield became a wholly-owned subsidiary of the Corporation. On March 11, 1988, the Registrant acquired control of the Bank of Oceana, Oceana, WV (“Oceana”). On May 24, 1991, the Registrant formed First Century Bank, Roanoke, Virginia. During 1993, the main office of First Century Bank was redesignated to Wytheville, Virginia. Effective November 28, 1994, the merger of Bank of Oceana into The First National Bank of Bluefield was completed and the name of the resulting entity was changed to First Century Bank, National Association (“FCBNA”), with its main office in Bluefield, West Virginia. Effective May 7, 1999, First Century Bank was merged into FCBNA. Effective January 20, 2012, FCBNA converted from a national banking charter to a West Virginia state bank and retained membership in the Federal Reserve System as its federal regulator, operating under the name First Century Bank (“FCB”).

During 2001, the Corporation formed a financial subsidiary, First Century Financial Services, LLC, (“FCFSLLC”). This entity conducts the Corporation’s insurance activities through its investment in the Banker’s Insurance Corporation, a relationship among several community banks, which offers a full range of insurance products and services. Effective December 31, 2009, FCFSLLC resigned from Banker’s Insurance Corporation and ceased conducting insurance activities with that company. FCFSLLC was liquidated during the fourth quarter of 2011.

Substantially all of the operations of the Corporation are carried on through FCB which is the Registrant’s only subsidiary. The officers and directors of the Corporation, who are also officers and directors of FCB, receive their entire compensation from FCB. The Corporation’s executive offices are located at 500 Federal Street, Bluefield, West Virginia.

The Registrant’s principal business and major source of revenue is, and is expected to remain, commercial banking. The Registrant currently derives substantially all its revenues from dividends paid by FCB. The earnings, asset growth and current capital position of the subsidiary influence dividend payments by FCB. In addition, various regulatory agencies control the payment of dividends. For additional information regarding the payment of dividends, see Note 11 of the Notes to the Consolidated Financial Statements in the Registrant’s 2011 Annual Report to the Stockholders attached as Exhibit 13 to this report.

FIRST CENTURY BANK

First Century Bank was originally organized and chartered in 1891 as The First National Bank of Bluefield, under the laws of the State of West Virginia and the National Bank Act. FCB offers customary banking services, including commercial, real estate, installment, and other loans; interest-bearing and non-interest bearing transaction accounts, savings and time deposit accounts including certificates and other deposit accounts, featuring various maturities and market rates; individual retirement accounts; Visa and MasterCard services under an arrangement with a correspondent bank; safe deposit facilities; personal and corporate trust services; and various cash management services along with a full range of electronic banking products and services.

In addition to the main office, FCB currently operates eleven additional branches in Mercer, Raleigh, Summers and Wyoming counties in southern West Virginia and Tazewell and Wythe Counties in southwestern Virginia. As of December 31, 2011, FCB had 139 full-time employees and 14 part-time employees. FCB is not a party to any collective bargaining agreements, and, in the opinion of management, enjoys satisfactory relations with its employees.

COMPETITION

Vigorous and intense competition exists in all areas where the Registrant and its subsidiary are engaged in business, generally from other banks located in southern West Virginia and southwestern Virginia. However, this competition is not only limited to other commercial banks. Its subsidiary also competes for certain lines of business with savings and loan associations, mortgage companies, credit unions, consumer finance companies, leasing companies, insurance companies, mutual funds and brokerage firms. Significant competition also exists from state-wide and nation-wide bank holding companies located in West Virginia and Virginia, which have offices in the communities the Registrant serves. These institutions are larger in terms of capital, resources and personnel. This requires that the Registrant place a high emphasis on quality service, with a significant amount of personal attention, in order to effectively compete with these larger institutions. Management feels that this competitive environment will continue in the markets in which the Registrant currently operates.

FUTURE ACQUISITIONS AND EXPANSION

The Registrant may, from time to time, consider expansion of its banking operations. In addition to traditional banking products and services, with the passage of the Graham-Leach-Bliley Financial Modernization Act, the Registrant will evaluate the potential of offering new financial services allowed under the Act.

SUPERVISION AND REGULATION

General

The Corporation is under the jurisdiction of the United States Securities and Exchange Commission and the State of West Virginia’s Secretary of State with respect to matters relating to the offer and sale of its securities and matters relating to financial reporting and disclosure to these regulators and to the Corporation’s shareholders. The business in which the Corporation and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states where the Corporation and its subsidiary operate. The supervision, regulation and examination to which the Corporation and its subsidiary are subject are intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals, rather than for the protection of security holders.

FCB is subject to West Virginia statutes and regulations, and is primarily regulated by the West Virginia Division of Banking. FCB is also a member of the Federal Reserve System, and as such, is affected by the monetary policies of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the reserve requirement for member banks, and changes in the discount rate for member bank borrowings. FCB is also insured and regulated by the Federal Deposit Insurance Corporation (the “FDIC”). The major function of the FDIC with respect to insured member banks is to pay depositors, to the extent provided by law, in the event an insured bank is closed without adequately providing for payment of the claims of the depositors. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of FCB. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, FCB must furnish to regulatory authorities quarterly reports containing full and accurate statements of their affairs.

Several of the more significant regulatory provisions applicable to the Corporation and its subsidiary are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

Bank Holding Company Act of 1956

The Corporation is a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is regulated by the Federal Reserve. As a financial holding company, the Corporation is required to file with the Federal Reserve an Annual Report and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. As a financial holding company doing business in West Virginia, the Corporation is also subject to regulation by the West Virginia Board of Banking and Financial Institutions and must submit annual reports to the West Virginia Division of Banking. The Federal Reserve may also conduct examinations of the Corporation and its subsidiary. The Bank Holding Company Act requires every financial holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than five percent of the voting shares of any bank which is not already majority owned or controlled by that financial holding company.

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

Capital Requirements

As a financial holding company, the Corporation is subject to Federal Reserve risk-based capital guidelines. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, financial holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. FCB is subject to substantially similar capital requirements adopted by its applicable regulatory agencies.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. “Tier 1”, or core capital, includes common equity, noncumulative perpetual preferred stock (including related surplus) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles. “Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. “Total capital” is the sum of Tier 1 and Tier 2 capital. Financial holding companies are subject to substantially identical requirements, except that cumulative perpetual preferred stock can constitute up to 25% of a financial holding company’s Tier 1 capital.

Financial holding companies are required to maintain a risk-based capital ratio of 8%, of which at least 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s particular circumstances warrant. For purposes of the leverage ratio, the numerator is defined as Tier 1 capital and the denominator is defined as adjusted total assets (as specified in the guidelines). The guidelines provide for a minimum leverage ratio of 4% for financial holding companies that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Financial holding companies not meeting these criteria are required to maintain a leverage ratio which exceeds 4% by a cushion of at least 1 to 2 percent.

The guidelines also provide that financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of an institution’s Tier 1 capital, less all intangibles, to total assets, less all intangibles.

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

The regulatory capital ratios of the Corporation and FCB as of December 31, 2011, are set forth in the table in Note 11 of the Notes to the Consolidated Financial Statements in the Registrant’s 2011 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report.

Basel III Standards. In December 2010, the Basel Committee on Banking Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•

introduces as a new capital measure Common Equity Tier 1 (“CET1”), specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the deductions or adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

•

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios before the application of any buffer:

•	3.5% CET1 to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III during the first quarter of 2012 and final rules later in 2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. On November 22, 2011, the Federal Rserve issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review. In addition, the Federal Reserve also expects these banks to demonstrate that they can achieve the capital ratios required by the Basel III framework as applied to the U.S. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010 and redefined in 2011.

Liquidity Ratios under Basel III. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Graham-Leach-Bliley Act of 1999

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

Deposit Acquisition Limitation

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

Sarbanes-Oxley Act of 2002

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

Community Reinvestment Act of 1977

Financial holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the CRA, the Federal Reserve (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further such assessment is also required of any financial holding company which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a financial holding company applying for approval to acquire a bank or other financial holding company, the Federal Reserve will assess the record of each subsidiary of the applicant financial holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On December 8, 1993, the Federal regulators jointly announced proposed regulations to simplify enforcement of the CRA by substituting the present twelve categories with three assessment categories for use in calculating CRA ratings (the “December 1993 Proposal”). In response to comments received by the regulators regarding the December 1993 Proposal, the federal bank regulators issued revised CRA proposed regulations on September 26, 1994 (the “Revised CRA Proposal”). The Revised CRA Proposal, compared to the December 1993 Proposal, essentially broadens the scope of CRA performance examinations and more explicitly considers community development activities. Moreover, in 1994, the Department of Justice became more actively involved in enforcing fair lending laws.

In the most recent CRA examination by the bank regulatory authorities, FCB was given a “satisfactory” CRA rating.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) increased the ability of financial holding companies and banks to operate across state lines. Under the Riegle-Neal Act, with the approval of the Board of Governors of the Federal Reserve System, and subject to nationwide and statewide concentration limits, the Corporation and any other bank holding company located in West Virginia may acquire or merge with a bank located in any other state and a bank holding company located outside of West Virginia may acquire or merge with any West Virginia-based bank, provided the acquirer is adequately capitalized and adequately managed, as defined in the Riegle-Neal Act. The Interstate Banking Act also permits de novo branching. The legislation preserves the state laws which require that a bank must be in existence for a minimum period of time before being acquired, as long as the requirement is five years or less. FCB, under the provisions of the Riegle-Neal Act, is headquartered in West Virginia and operates branches in both West Virginia and Virginia.

Economic Stabilization Bills

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In April 2011, the FDIC implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system. The final rule redefined the assessment base used for calculating deposit insurance assessments. Specifically, the rule bases assessments on an institution’s total assets less tangible capital, as opposed to total deposits. Since the new base is larger than the prior base, the FDIC also proposed lowering assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry. The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, the Corporation’s bank subsidiary is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Corporation’s bank subsidiary must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

STATISTICAL DISCLOSURE

The statistical and other financial data disclosures required pursuant to Guide 3 of the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 are contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 21 of the accompanying 2011 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The executive offices of the Registrant are located at 500 Federal Street, Bluefield, West Virginia. There are twelve properties owned or leased by FCB consisting of modern single purpose facilities that house all the amenities to comfortably conduct the full range of financial services provided by the Registrant and its subsidiaries. Nine of these offices are owned and three are leased.

ITEM 3. LEGAL PROCEEDINGS

Neither the Registrant nor any of its subsidiaries are presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

There were no purchases by the Corporation of its equity securities during the three months ended December 31, 2011.

The Corporation’s stock repurchase plan, allowing for the purchase of up to 20,000 shares, was announced February 20, 2001. This repurchase plan was amended by the Board of Directors (i) on February 15, 2005, to allow for the purchase of up to 40,000 shares; (ii) on May 24, 2005, to allow for the purchase of up to 60,000 shares; (iii) on May 15, 2007, to allow for the purchase of up to 80,000 shares; and (iv) on October 16, 2007, to allow for the purchase of up to 120,000 shares. The repurchase plan has no expiration date. No plans have expired during the reporting period. No determination has been made to terminate the repurchase plan or to stop making purchases under the repurchase plan. At December 31, 2011, management was authorized to repurchase 9,572 shares.

Page 19 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the accompanying 2011 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13 describes further the market for and, provides information about, stockholders, dividends and the relative performance of the Registrant’s common stock. The payment of dividends is subject to the restrictions described in Note 11 of the Notes to Consolidated Financial Statements. The Board of Directors evaluates the dividend payment on the Registrant’s common stock during the month following each calendar quarter.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 3 through 21 of the accompanying 2011 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13. Management’s discussion and analysis should be read in conjunction with the related financial statements and notes thereto. The information required for off-balance sheet commitments can be found in Note 10 of the Notes to Consolidated Financial Statements of the accompanying 2011 Annual Report to Stockholders, incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the report of independent registered public accounting firm for the years ended December 31, 2011 and 2010, which are included in the Corporation’s 2011 Annual Report to Stockholders, are incorporated herein by reference in this Form 10-K Annual Report as Exhibit 13.

The report of the independent registered public accounting firm, Brown, Edwards & Company, L.L.P., Bluefield, West Virginia, on page 58 of the Corporation’s 2011 Annual Report to Stockholders, reflects an unqualified opinion on the 2011 and 2010 consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011.

Reference to

2011 Annual Report

Consolidated Statements of Financial Condition	Page 22
Consolidated Statements of Income	Page 23
Consolidated Statements of Changes in Stockholders’ Equity	Page 24
Consolidated Statements of Cash Flows	Page 25
Notes to Consolidated Financial Statements	Pages 26 - 56
Management’s Annual Report on Internal Control Over Financial Reporting	Page 57
Report of Independent Registered Public Accounting Firm	Page 58

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures:

Senior management monitors and reviews the internal controls established for the various operating activities of the Company on an on-going basis. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company’s financial officers to prepare the Company’s periodic SEC filings and corresponding financial statements. Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy and effectiveness of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting appears on Page 57 of the Registrant’s 2011 Annual Report to the Stockholders attached hereto as Exhibit 13 to this report and incorporated herein by reference.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and executive officers of the Registrant has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 23, 2012 (which is not later than 120 days after December 31, 2011, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “DIRECTOR QUALIFICATIONS AND REVIEW OF DIRECTOR NOMINEES” and “NOMINEES FOR DIRECTORS” on pages 11-15, “IDENTIFICATION OF EXECUTIVE OFFICERS” on page 25, “Family Relationships” on page 11, “Audit and Compliance Committee” on page 5, the “Director Nomination Considerations and Process” on pages 6-8, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 27, in our 2012 Proxy Statement and is incorporated herein by reference to such proxy statement.

A sample Officer’s Code of Ethics is attached hereto as Exhibit 14 to this Form 10-K Annual Report, and is incorporated herein by reference.

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in the Registrant’s 2011 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Management remuneration has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 23, 2012, (which is not later than 120 days after December 31, 2011, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “EXECUTIVE COMPENSATION” on pages 19-23 and “DIRECTOR COMPENSATION” on page 24, in our 2012 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 23, 2012, (which is not later than 120 days after December 31, 2011, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Principal Stockholders” on page 27, and “Security Ownership of Directors, Nominees for Director and Named Executive Officers” on pages 26-27 in our 2012 Proxy Statement is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions has been omitted in accordance with General Instruction G since the Registrant has filed its definitive proxy statement with the Commission on or about March 23, 2012, (which is not later than 120 days after December 31, 2011, the close of the fiscal year of the Registrant). The information required by this item is set forth under the captions “Related Person Transactions” on page 9 and “Independence of Directors and Nominees” on pages 8-9 in our 2012 Proxy Statement and is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accounting fees and services has been omitted in accordance with General Instruction G since the Registrant has filed this required information in its definitive proxy statement with the Commission on or about March 23, 2012, (which is not later than 120 days after December 31, 2011, the close of the fiscal year of the Registrant). The information required by this item is set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” on pages 17-18 in our 2012 Proxy Statement and is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		See Item 8 on Page 13 of this document for a listing of all Financial Statements, and reference to the Report of Independent Registered Public Accounting Firm.

	2.	Financial Statement Schedules.

		All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

	3.	Exhibits Required by Item 601 of Regulation S-K.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit
3.	Articles of Incorporation and Bylaws
3(i)	Articles of Amendment to Articles of Incorporation (1)
3(ii)	Restated Articles of Incorporation (2)
3(iii)	Amended and Restated By-laws of the Company (3)

10.	Material Contracts
10(i)	Severance Agreement between the Registrant and R.W. Wilkinson(4)
10(ii)	Executive Benefit Agreement between the Registrant and Frank W. Wilkinson(5)
10(iii)	Executive Benefit Agreement between the Registrant and J. Ronald Hypes(5)

13.	Annual report to security holders.

14.	Sample Officer’s Code of Ethics

21.	Subsidiaries of the registrant(6)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 2006 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated May 18, 2010 and filed May 24, 2010, File Number: 000-11671; Film Number: 10853060.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2010 and filed December 22, 2010, File Number: 000-11671; Film Number: 101269249.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2010 and filed December 8, 2010, File Number: 000-11671; Film Number: 101239496.
(6)	This disclosure is included in Note 1 in the notes to the consolidated financial statements which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	First Century Bankshares, Inc.

	BY:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting & Financial Officer)

	DATE:	March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Frank W. Wilkinson	Date:	March 26, 2012
Frank W. Wilkinson
President & Chief Executive Officer
and Director
(Principal Executive Officer)

BY:	/s/ J. Ronald Hypes	Date:	March 26, 2012
J. Ronald Hypes
Treasurer
(Principal Accounting & Financial Officer)

BY:	/s/ D. Richard Browning	Date:	March 26, 2012
D. Richard Browning
Director

BY:	/s/ J. Richard Chambers	Date:	March 26, 2012
J. Richard Chambers
Director

BY:	/s/ Paul Cole, Jr.	Date:	March 26, 2012
Paul Cole, Jr.
Director

BY:	/s/ Robert M. Jones, Jr.	Date:	March 26, 2012
Robert M. Jones, Jr., M.D. Vice Chairman of the Board and Director

BY:	/s/ Samuel V. Jones	Date:	March 26, 2012
Samuel V. Jones
Director

BY:	/s/ Charles A. Peters	Date:	March 26, 2012
Charles A. Peters
Director

BY:	/s/ Michael R. Shott	Date:	March 26, 2012
Michael R. Shott
Chairman of the Board and Director

BY:	/s/ John H. Shott	Date:	March 26, 2012
John H. Shott
Director

BY:	/s/ Walter L. Sowers	Date:	March 26, 2012
Walter L. Sowers
Director

BY:	/s/ Wm. Chandler Swope	Date:	March 26, 2012
Wm. Chandler Swope
Director

BY:	/s/ R. W. Wilkinson	Date:	March 26, 2012
R. W. Wilkinson
Director