Form 10-Q
period 2012-03-31
FIRST CENTURY BANKSHARES INC
filed 2012-05-15
CIK 723594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

or

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

The number of shares outstanding of the registrant’s $1.25 par value common stock, as of May 11, 2012, was 1,903,120 shares.

FIRST CENTURY BANKSHARES, INC.

FIRST CENTURY BANKSHARES, INC.

PART I. FINANCIAL	INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,953	$10,902
Interest-bearing balances with banks	38,359	34,840
Federal funds sold	10,000	10,000
Securities available for sale	70,845	66,673
Securities held to maturity: (estimated fair value of $30,496 at March 31, 2012 and $28,149 at December 31, 2011)	29,407	27,024
Federal Home Loan Bank and Federal Reserve Bank Stock	1,303	1,352
Loans	243,595	248,367
Less allowance for loan losses	4,905	4,905

Net loans	238,690	243,462
Premises and equipment	12,678	12,503
Real estate owned other than bank premises	1,787	1,180
Other assets	4,424	4,701
Goodwill	5,183	5,183

TOTAL ASSETS	$424,629	$417,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$61,094	$57,403
Interest-bearing	295,588	295,246

Total deposits	356,682	352,649
Short-term borrowings	22,672	20,097
Other liabilities	4,216	4,350

TOTAL LIABILITIES	383,570	377,096

STOCKHOLDERS’ EQUITY
Common stock - par value per share $1.25
Shares authorized: 10,000,000
Shares issued: 2,000,000
Shares outstanding: 1,903,120 at March 31, 2012, and at December 31, 2011	2,500	2,500
Paid-in capital	757	757
Retained earnings	42,462	42,086
Treasury stock, at cost; 96,880 shares at March 31, 2012, and at December 31, 2011	(2,280)	(2,280)
Accumulated other comprehensive loss, net of tax	(2,380)	(2,339)

TOTAL STOCKHOLDERS’ EQUITY	41,059	40,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$424,629	$417,820

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$3,036	$3,289
Interest on balances with banks	32	7
Interest and dividends from securities available for sale:
Taxable	361	478
Interest and dividends from securities held to maturity:
Taxable	43	29
Tax-exempt	205	193
Interest on federal funds sold	4	5

TOTAL INTEREST INCOME	3,681	4,001

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	110	162
Interest on other deposits	298	435
Interest on federal funds purchased and securities sold under agreements to repurchase	66	65
Other interest expense	5	—

TOTAL INTEREST EXPENSE	479	662

Net interest income	3,202	3,339
Provision for loan losses	364	79

Net interest income after provision for loan losses	2,838	3,260

NONINTEREST INCOME
Income from fiduciary activities	426	529
Other operating income	903	966

TOTAL NONINTEREST INCOME	1,329	1,495

NONINTEREST EXPENSE
Salaries, wages, and other employee benefits	1,454	1,588
Furniture and equipment expense	564	614
Other noninterest expense	1,203	1,440

TOTAL NONINTEREST EXPENSE	3,221	3,642

Income before income taxes	946	1,113
Provision for income taxes	247	359

NET INCOME	$699	$754

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.37	$0.40
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,903,120	1,903,120

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
NET INCOME	$699	$754
Unrealized holding losses for securities available for sale arising during the period	(66)	(237)

Other comprehensive loss before tax	(66)	(237)
Income tax benefit related to other comprehensive loss	25	88

Other comprehensive loss	(41)	(149)

COMPREHENSIVE INCOME	$658	$605

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2010	$2,500	$757	$40,726	$(1,732)	$(2,280)	$39,971
Net income	—	—	754	—	—	754
Other comprehensive loss	—	—	—	(149)	—	(149)
Cash dividends paid - $0.15 per share	—	—	(285)	—	—	(285)

Balance at March 31, 2011	$2,500	$757	$41,195	$(1,881)	$(2,280)	$40,291

Balance at December 31, 2011	$2,500	$757	$42,086	$(2,339)	$(2,280)	$40,724
Net income	—	—	699	—	—	699
Other comprehensive loss	—	—	—	(41)	—	(41)
Cash dividends paid - $0.17 per share	—	—	(323)	—	—	(323)

Balance at March 31, 2012	$2,500	$757	$42,462	$(2,380)	$(2,280)	$41,059

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$699	$754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	364	79
Depreciation and amortization	226	213
(Gain) loss on disposal of other real estate owned	5	(28)
Amortization (accretion) of securities premiums (discounts), net	84	78
Decrease in interest receivable and other assets	388	218
Decrease in interest payable and other liabilities	(134)	(234)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,632	1,080

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(2,752)	(380)
Purchases of securities available for sale	(17,184)	(13,967)
Redemptions of Federal Home Loan Bank stock	49	59
Proceeds from maturities and calls of securities held to maturity	345	490
Proceeds from maturities and calls of securities available for sale	12,886	12,695
Net (increase) decrease in loans	3,695	(2,086)
Proceeds from disposal of other real estate owned	30	70
Acquisition of fixed assets	(416)	(48)

NET CASH USED IN INVESTING ACTIVITIES	(3,347)	(3,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	11,430	10,579
Net decrease in time deposits	(7,397)	(2,414)
Net increase in short-term borrowings	2,575	4,691
Cash dividends paid	(323)	(285)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,285	12,571

Net increase in cash and cash equivalents	4,570	10,484
Cash and cash equivalents at beginning of period	55,742	28,869

Cash and cash equivalents at end of period	$60,312	$39,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$481	$651
Income taxes	—	217

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Transfers of loans to other real estate owned	713	30

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Rule S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Operating results are for the three-month period ended March 31, 2012, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – INVESTMENT SECURITIES

Securities available for sale are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$36,026	$82	$55	$36,053
U.S. Government agency mortgage-backed securities	34,145	674	27	34,792

TOTAL SECURITIES AVAILABLE FOR SALE	$70,171	$756	$82	$70,845

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

U.S. Government agency obligations	$33,452	$112	$12	$33,552
U.S. Government agency mortgage-backed securities	32,482	661	22	33,121

TOTAL SECURITIES AVAILABLE FOR SALE	$65,934	$773	$34	$66,673

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE B – INVESTMENT SECURITIES (Continued)

Securities held to maturity are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$29,407	$1,151	$62	$30,496

TOTAL SECURITIES HELD TO MATURITY	$29,407	$1,151	$62	$30,496

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
State and municipal obligations	$27,024	$1,139	$14	$28,149

TOTAL SECURITIES HELD TO MATURITY	$27,024	$1,139	$14	$28,149

Securities with an aggregate fair value of $39,287,000 at March 31, 2012 and $34,102,000 at December 31, 2011, were pledged to secure public and trust deposits and for other purposes required or permitted by law, including approximately $22,672,000 at March 31, 2012 and $20,205,000 at December 31, 2011 pledged to secure repurchase agreements.

The amortized cost and estimated fair value for securities available for sale and securities held to maturity by contractual maturities at March 31, 2012 are shown in the following tables. Expected maturities may differ from contractual maturities because some securities may have call or prepayment features.

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$181	$186	$5
Due after one year through five years	22,731	22,825	94
Due after five years through ten years	16,145	16,438	293
Due after ten years	31,114	31,396	282

TOTAL SECURITIES AVAILABLE FOR SALE	$70,171	$70,845	$674

	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(Dollars in Thousands)
Due in one year or less	$1,756	$1,778	$22
Due after one year through five years	3,972	4,119	147
Due after five years through ten years	15,127	15,750	623
Due after ten years	8,552	8,849	297

TOTAL SECURITIES HELD TO MATURITY	$29,407	$30,496	$1,089

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE B – INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Corporation’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category at March 31, 2012:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
Description of security	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Government agency obligations	$55	$12,988	$—	$—
U.S. Government agency mortgage-backed securities	$27	$7,072	$—	$—

Total securities available for sale	$82	$20,060	$—	$—

Securities held to maturity:
Municipal bonds	$62	$2,686	$—	$—

Total securities held to maturity	$62	$2,686	$—	$—

For all of these securities, because the decline in market value is attributable to changes in interest rates and not credit quality and because the Corporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at March 31, 2012 and December 31, 2011 consisted of the following:

	For the Three Months Ended
	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Commercial	$19,445	$21,525
Commercial - real estate
Construction	7,238	7,291
Owner occupied	47,373	50,116
Non-owner occupied	51,694	50,817

Total commercial loans	125,750	129,749

Consumer	16,498	16,844
Residential real estate	96,948	97,142
Residential construction	4,399	4,632

Total consumer loans	117,845	118,618

TOTAL LOANS	$243,595	$248,367

Loans are categorized into one of nine loan grades with grades 1 through 5 representing various levels of acceptable loans, or “Pass” grades, and grades 6 through 9 representing various levels of credit deterioration.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with both internal and external oversight. The Credit Administration Department is responsible for the timely and accurate risk rating of the loan portfolio at origination and on an ongoing basis. As part of this process the Company’s loan officers are responsible for providing the Credit Administration Department with all necessary information needed to accurately risk rate the loans in excess of $250,000 in their portfolios at origination and on an ongoing basis. Loans under $250,000 are assigned a predetermined risk rating set by The Credit Administration Department based upon the class and risk characteristics of the loan. The Company’s approving Committees review risk ratings when approving a loan. Additionally, on a quarterly basis any risk rating changes are reported to the Discount Committee and the Board of Directors, except those made within the pass risk ratings. The Company engages an external consultant to conduct loan review on a quarterly basis. Generally, the external consultant reviews commercial relationships that equal or exceed $250,000, but not less than 75% of the total commercial portfolio, and all adversely classified commercial credits. Detailed problem loan reports, including plans for resolution, are completed on loans classified as Special Mention (“OAEM”) and Substandard greater than $250,000 on a quarterly basis. The Company’s process requires the review and evaluation of impaired loans greater than $250,000 and all troubled debt restructures to be updated at least quarterly.

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

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present loans by credit quality indicator at March 31, 2012 and December 31, 2011. There were no loans classified as Doubtful at March 31, 2012 or December 31, 2011.

	March 31, 2012
	Pass	Special Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$17,629	$27	$1,789	$19,445
Commercial real estate
Construction	2,290	—	4,948	7,238
Owner occupied	34,972	8,718	3,683	47,373
Non-owner occupied	48,393	759	2,542	51,694
Consumer	16,197	74	227	16,498
Residential real estate	90,519	274	6,155	96,948
Residential construction	3,832	—	567	4,399

TOTAL	$213,832	$9,852	$19,911	$243,595

	December 31, 2011
	Pass	Special Mention	Substandard	Total
	(Dollars in Thousands)
Commercial	$19,524	$65	$1,936	$21,525
Commercial real estate
Construction	2,343	—	4,948	7,291
Owner occupied	37,028	5,371	7,717	50,116
Non-owner occupied	47,284	767	2,766	50,817
Consumer	16,527	86	231	16,844
Residential real estate	90,968	281	5,893	97,142
Residential construction	4,063	—	569	4,632

TOTAL	$217,737	$6,570	$24,060	$248,367

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans by past due status at March 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
	(Dollars in Thousands)
Commercial	$72	$—	$1,053	$1,125	$18,320	$19,445	$42
Commercial real estate
Construction	—	—	4,948	4,948	2,290	7,238	—
Owner occupied	588	174	3,515	4,277	43,096	47,373	—
Non-owner occupied	73	—	1,849	1,922	49,772	51,694	—
Consumer	186	26	56	268	16,230	16,498	36
Residential real estate	1,848	589	1,825	4,262	92,686	96,948	656
Residential construction	70	—	471	541	3,858	4,399	—

TOTAL	$2,837	$789	$13,717	$17,343	$226,252	$243,595	$734

The following table presents loans by past due status at December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
	(Dollars in Thousands)
Commercial	$157	$233	$1,169	$1,559	$19,966	$21,525	$—
Commercial real estate
Construction	—	—	4,948	4,948	2,343	7,291	—
Owner occupied	681	174	3,047	3,902	46,214	50,116	—
Non-owner occupied	123	—	1,827	1,950	48,867	50,817	—
Consumer	136	88	61	285	16,559	16,844	42
Residential real estate	1,607	999	1,999	4,605	92,537	97,142	765
Residential construction	47	—	476	523	4,109	4,632	23

TOTAL	$2,751	$1,494	$13,527	$17,772	$230,595	$248,367	$830

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents impaired loans at March 31, 2012.

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial	$18	$268	$—	$19	$—
Commercial Real Estate
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	—
Nonowner occupied	—	—	—	—	—

Total Commercial	$18	$268	$—	$19	$—

Consumer	$13	$13	$—	$13	$—
Residential real estate	959	959	—	974	—
Residential construction	452	452	—	452	—

Total Consumer	$1,424	$1,424	$—	$1,439	$—

With an allowance recorded:
Commercial	$993	$993	$348	$996	$—
Commercial Real Estate
Construction	4,948	4,948	768	4,948	—
Owner occupied	4,240	4,240	451	4,182	80
Nonowner occupied	1,292	1,292	81	1,292	—

Total Commercial	$11,473	$11,473	$1,648	$11,418	$80

Consumer	$24	$24	$1	$25	$—
Residential real estate	617	617	79	621	8
Residential construction	33	33	3	33	1

Total Consumer	$674	$674	$83	$679	$9

Total:
Commercial	$1,011	$1,261	$348	$1,015	$—
Commercial Real Estate
Construction	4,948	4,948	768	4,948	—
Owner occupied	4,240	4,240	451	4,182	80
Nonowner occupied	1,292	1,292	81	1,292	—

Total Commercial	$11,491	$11,741	$1,648	$11,437	$80

Consumer	$37	$37	$1	$38	$—
Residential real estate	1,576	1,576	79	1,595	8
Residential construction	485	485	3	485	1

Total Consumer	$2,098	$2,098	$83	$2,118	$9

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents impaired loans at December 31, 2011.

	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial	$19	$269	$—	$19	$1
Commercial Real Estate
Owner occupied	499	499	—	513	—
Nonowner occupied	123	123	—	127	—

Total Commercial	$641	$891	$—	$659	$1

Consumer	$14	$14	$—	$14	$—
Residential real estate	983	983	—	1,013	9
Residential construction	452	452	—	452	—

Total Consumer	$1,449	$1,449	$—	$1,479	$9

With an allowance recorded:
Commercial	$1,154	$1,273	$469	$1,132	$—
Commercial Real Estate
Construction	4,948	4,948	768	4,948	—
Owner occupied	3,046	3,046	33	3,078	15
Nonowner occupied	2,613	2,613	463	2,612	29

Total Commercial	$11,761	$11,880	$1,733	$11,770	$44

Consumer	$26	$26	$1	$36	$2
Residential real estate	624	624	81	635	28
Residential construction	33	33	3	33	2

Total Consumer	$683	$683	$85	$704	$32

Total:
Commercial	$1,173	$1,542	$469	$1,151	$1
Commercial Real Estate
Construction	4,948	4,948	768	4,948	—
Owner occupied	3,545	3,545	33	3,591	15
Nonowner occupied	2,736	2,736	463	2,739	29

Total Commercial	$12,402	$12,771	$1,733	$12,429	$45

Consumer	$40	$40	$1	$50	$2
Residential real estate	1,607	1,607	81	1,648	37
Residential construction	485	485	3	485	2

Total Consumer	$2,132	$2,132	$85	$2,183	$41

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the composition of nonaccrual loans at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Commercial	$1,192	$1,354
Commercial - Real Estate
Construction	4,948	4,948
Owner Occupied	3,020	3,669
Non-Owner Occupied	1,727	1,827

Total Commercial Loans	10,887	11,798
Consumer	24	26
Residential Real Estate	1,792	1,551
Residential Construction	471	452

Total Consumer Loans	2,287	2,029

TOTAL NONACCRUAL LOANS	$13,174	$13,827

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

March 31, 2012

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

The following tables summarize changes in the allowance for loan losses applicable to each category of the loan portfolio:

	For the Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
	(Dollars in Thousands)
Balance at beginning of quarter	$764	$1,528	$477	$1,135	$891	$110	$4,905
Provision for loan losses	311	232	(88)	(16)	1	(76)	364
Recoveries on loans previously charged off	4	14	27	—	—	—	45
Loans charged off	(205)	(109)	(37)	(58)	—	—	(409)

Balance at end of quarter	$874	$1,665	$379	$1,061	$892	$34	$4,905

	For the Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
	(Dollars in Thousands)
Balance at beginning of quarter	$1,758	$1,966	$588	$1,206	$283	$74	$5,875
Provision for loan losses	1	168	(4)	(16)	(125)	55	79
Recoveries on loans previously charged off	—	10	15	—	—	—	25
Loans charged off	—	—	(34)	(70)	—	—	(104)

Balance at end of quarter	$1,759	$2,144	$565	$1,120	$158	$129	$5,875

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the allocation of the allowance for loan losses at March 31, 2012 and 2011.

	March 31 2012
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
	(Dollars in Thousands)
Reserve ending balance:	$874	$1,665	$379	$1,061	$892	$34	$4,905
Individually evaluated for Impairment	$348	$532	$1	$79	$771	$—	$1,731
Collectively evaluated for Impairment	$526	$1,133	$378	$982	$121	$34	$3,174

Principal balance outstanding:
Individually evaluated for Impairment	$1,011	$5,532	$37	$1,576	$5,433	$—	$13,589
Collectively evaluated for Impairment	$18,434	$93,535	$16,461	$95,372	$6,204	$—	$230,006

Total loans	$19,445	$99,067	$16,498	$96,948	$11,637	$—	$243,595

	March 31 2011
	Commercial	Commercial Real Estate	Consumer	Residential Real Estate	Construction	Unallocated	Total
	(Dollars in Thousands)
Reserve ending balance:	$1,759	$2,144	$565	$1,120	$158	$129	$5,875
Individually evaluated for Impairment	$1,240	$1,242	$1	$110	$3	$—	$2,596
Collectively evaluated for Impairment	$519	$902	$564	$1,010	$155	$129	$3,279

Principal balance outstanding:
Individually evaluated for Impairment	$3,485	$6,399	$46	$942	$5,434	$—	$16,306
Collectively evaluated for Impairment	$25,035	$99,966	$17,919	$92,687	$10,321	$—	$245,928

Total loans	$28,520	$106,365	$17,965	$93,629	$15,755	$—	$262,234

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE C – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The following tables include the recorded investment and number of modifications for these loans. The Company reports the recorded investment in the loans prior to modifications and also the recorded investment in the loans after the loans were restructured. There were no modifications for troubled debt restructurings within the last year where concessions were made that subsequently defaulted in the current reporting period.

Troubled debt restructurings

For the three months ended March 31, 2012 and 2011.

	2012			2011
	Number Of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number Of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(Dollars in Thousands)
Loan Term Extension:
Commercial - real estate
Non-owner Occupied	1	$688	$434	—	$—	$—

TOTAL	1	$688	$434	—	$—	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE D – RETIREMENT AND BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2012 and 2011:

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$—	$86	$4	$3
Interest cost	105	110	11	13
Expected return on plan assets	(138)	(134)	—	—
Amortization of transition amount	—	—	14	14
Amortization of prior service cost	—	(22)	—	—
Recognition of net actuarial loss (gain)	29	63	(9)	(10)

Net periodic benefit cost	$(4)	$103	$20	$20

The Corporation contributed $250,000 to the pension plan in the first quarter of 2012 and $75,000 in the first quarter of 2011. Approximately $11,000 in contributions were made for postretirement benefits for the three-month periods ended March 31, 2012 and 2011. Contributions of $750,000 for pension benefits and $33,000 for postretirement benefits are expected to be made during the remainder of 2012.

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

	March 31, 2012			December 31, 2011
	Combined Capital			Combined Capital
Entity	Tier 1	(Tier 1 and Tier 2)	Leverage	Tier 1	(Tier 1 and Tier 2)	Leverage

Consolidated	15.75%	17.01%	9.48%	15.41%	16.67%	9.49%
First Century Bank	15.33%	16.59%	9.23%	15.00%	16.26%	9.23%

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE F – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation is involved in various legal suits and proceedings. In the opinion of management, based on the advice of legal counsel, these suits are without substantial merit and should not result in judgments that, in the aggregate, would have a material adverse effect on the Corporation’s financial statements.

First Century Bank, the Corporation’s wholly-owned banking subsidiary, is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. These commitments include standby letters of credit of approximately $3,264,000 at March 31, 2012 and $3,796,000 at December 31, 2011. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $36,890,000 at March 31, 2012, and $36,554,000 at December 31, 2011, were comprised primarily of unfunded loan commitments.

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

March 31, 2012

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

Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.

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

March 31, 2012

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Description	Fair Value March 31, 2012	Fair Value Measurements at March 31, 2012, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$36,053	$—	$36,053	$—
U.S. Government agency mortgage-backed securities	34,792	—	34,792	—

Total	$70,845	$—	$70,845	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans, net	$11,858	$—	$11,858	$—
Foreclosures and repossessions	1,787	—	1,787	—

Total	$13,645	$—	$13,645	$—

Description	Fair Value December 31, 2011	Fair Value Measurements at December 31, 2011, Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. Government agency obligations	$33,552	$—	$33,552	$—
U.S. Government agency mortgage-backed securities	33,121	—	33,121	—

Total	$66,673	$—	$66,673	$—

Assets and liabilities measured on a nonrecurring basis:
Impaired loans, net	$12,716	$—	$12,716	$—
Foreclosures and repossessions	1,180	—	1,180	—

Total	$13,896	$—	$13,896	$—

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE H – FAIR VALUE MEASUREMENT (Continued)

The following table presents the carrying amounts and fair values of the Company’s financial instruments: (in thousands)

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash & cash equivalents	$60,312	$60,312	$55,742	$55,742

Investment securities available for sale	70,845	70,845	66,673	66,673

Investment securities held to maturity	29,407	30,496	27,024	28,149

Loans, net	238,690	249,985	243,462	254,834

Accrued interest receivable	1,152	1,152	832	832

Deposits	356,682	357,253	352,649	353,603

Borrowings	22,672	22,672	20,097	20,097

Accrued interest payable	83	83	86	86

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update was effective for the first interim or annual period beginning on or after December 15, 2011 and was to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update were to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. Adoption of this ASU did not have a significant impact on the Company’s financial statements.

FIRST CENTURY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update were to be applied retrospectively. Adoption of this ASU did not have a significant impact on the Company’s financial statements.

FIRST CENTURY BANKSHARES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2012

This narrative will assist you, the reader, in your analysis of the accompanying consolidated financial statements and supplemental financial information. You should read it in conjunction with the unaudited consolidated financial statements and the notes presented elsewhere in this report. We are not aware of any market or institutional trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Corporation, except as discussed herein. We are also not aware of any current recommendations by any regulatory authorities, which would have such a material effect if implemented, except as discussed herein.

Forward-looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Act of 1995), including certain plans, expectations, goals and projections, which are inherently subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by such statements for a variety of factors including but not limited to: the nature and extent of governmental actions and reforms; continued monetary policy actions compressing market interest rates; rapid movements in interest rates; the rapid pace of new accounting and regulatory changes; changes in economic conditions which may affect our primary market area; continued volatility in national and local real estate values; competitive pressures on product pricing and services; success and timing of business strategies; success and timing of loan workout strategies; continuing consolidation on the financial services industry; rapidly changing technology; and evolving financial industry standards.

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

March 31, 2012

Greater detail regarding the determination of the adequacy of the allowance for loan losses is provided later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in Note C of Notes to Unaudited Consolidated Financial Statements.

Pensions

We have a defined benefit pension plan covering substantially all employees with at least nine months of service who are at least 20 1/2 years of age. Pension expense is determined by an actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for pension obligations. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations, and the weighted-average rate of expected increase in future compensation levels. We review these assumptions with the plan actuaries and modify them as necessary to reflect current market conditions as well as anticipated long-term market conditions. Effective December 31, 2011, benefits under the defined benefit pension plan were frozen.

Recent Developments

Following the Annual Meeting of shareholders on April 24, 2012, the Board of Directors of the Company met and unanimously approved the filing of a Form 15 with the Securities and Exchange Commission (the “SEC”) to voluntarily deregister its common shares under the Securities Exchange Act of 1934. The Form 15 was filed with the SEC on April 26, 2012. As a result of the passage of H.R. 3606, the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act, the Company was eligible to deregister its common shares because it has fewer than 1,200 holders of record of its common shares. Upon the filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K and other filing requirements, will terminate upon the effectiveness of the deregistration, which is expected to occur 90 days after the filing of the Form 15.

Results of Operations for Three Months ended March 31, 2012

Net income for the first three months of 2012 was $699,000, representing a decrease of approximately 7.3%, from the comparable 2011 level of $754,000. The most significant component, net interest income, amounted to $3,202,000 for the three-month period ended March 31, 2012, a decrease of $137,000, or 4.1%, as compared to $3,339,000 for the first three months of 2011. This decrease was primarily the result of reduced interest income in excess of the reductions seen in interest expense due to lower loan demand resulting in a reduction in total loans, and the impact of an extended lower interest rate environment on the short term nature of the Company’s balance sheet. Net interest income to average total assets for the three months ended March 31, 2012 and 2011 was 3.02% and 3.15%, respectively.

Interest income for the three-month period ended March 31, 2012 decreased $320,000, or 8.0%, to $3,681,000, from $4,001,000 for the three-month period ended March 31, 2011. Interest income reflected a weighted-average yield on earning assets of 3.74% for the three-month period ended March 31, 2012, compared to 4.09% for the same three-month period in 2011. Average interest-earning assets were $394,117,000 and $391,080,000 during the three months ended March 31, 2012 and 2011, respectively.

Interest expense decreased $183,000, or 27.6%, to $479,000 for the three-month period ended March 31, 2012, from $662,000 for the same period in 2011. This reflected an average cost of funds of 0.60% and 0.82%, respectively, for the three-month periods ended March 31, 2012 and 2011. Average interest-bearing liabilities were $317,579,000 and $321,340,000 during the three months ended March 31, 2012 and 2011, respectively.

The provision for loan losses was $364,000 for the three months ended March 31, 2012. This was an increase of $285,000, or 360.8%, compared to the provision of $79,000 for the same period in 2011. The additional provision reflects our ongoing emphasis to collect and reduce the amount of nonperforming loans.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2012

Noninterest income was $1,329,000 for the three-month period ended March 31, 2012 and represented a decrease of $166,000, or 11.1%, compared to $1,495,000 for the same period in 2011. Decreases occurred in fiduciary fees, which had a major estate settlement fee recorded in the first quarter of 2011; and service charges on deposit accounts, primarily due to lower overdraft fee income.

Noninterest expense of $3,221,000 for the quarter ended March 31, 2012 represented a decrease of $421,000, or 11.6%, from $3,642,000 for the same period in 2011. Personnel expense decreased $134,000, or 8.4%, due to lower pension expense as a result of the Company freeze of benefits in the plan at the end of 2011. FDIC assessment expense was lower by $112,000, or 74.8%. There were also reductions in consulting fees and regulatory examination assessments as we completed the conversion of our national bank charter to a state bank charter. We continue to experience significant costs related to nonperforming loan collection efforts as many of these borrowers have sought protection in bankruptcy and legal fees remain high as we pursue recovery.

On a per share basis, net income decreased to $0.37 per share for the three-month period ended March 31, 2012, compared to $0.40 per share for the same period in 2011. Earnings through March 31, 2012 and March 31, 2011, reflect an annualized return on average assets (ROAA) of 0.66% and 0.71%, respectively. Also, these earnings reflect an annualized return on average equity (ROAE) of 6.82% and 7.50% for the periods ending March 31, 2012 and 2011, respectively. Dividends paid in the first quarters of 2012 and 2011 were $0.17 per share and $0.15 per share, respectively.

Financial Condition and Asset Quality

Total assets at March 31, 2012 were $424,629,000 as compared to $417,820,000 at December 31, 2011, or an increase of $6,809,000, or 1.6%. The loan portfolio decreased 1.9% during this period to $243,595,000 at March 31, 2012, from $248,367,000 at December 31, 2011, reflecting the minimal loan demand experienced during the quarter. The investment portfolio increased approximately $6,555,000, or 7.0%, during this same period, utilizing excess liquidity.

Total deposits increased by $4,033,000 to $356,682,000 at March 31, 2012 from $352,649,000 at December 31, 2011. Noninterest-bearing deposits increased by $3,691,000, or 6.4%, reflecting normal commercial customer activity. Interest-bearing deposits were essentially unchanged during this same period.

We evaluate the adequacy of the allowance for loan losses on a quarterly basis in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. This evaluation is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of national and local economies are also considered. We continue to focus efforts on evaluating our commercial real estate exposure to determine the potential impact on future earnings should conditions in this sector continue to deteriorate.

Our policy is to discontinue the accrual of interest on loans that are past due more than 90 days, unless those loans are well collateralized and in process of collection. We may also classify loans that are on a current payment status or past due less than 90 days as nonaccrual if the repayment of principal or interest is in doubt. Once a loan is placed in nonaccrual status we apply payments that are received to reducing the outstanding principal balance. Interest income is only recognized after the borrower can demonstrate cash flow and the ability to amortize the remaining debt, and, performs under the new arrangement for at least six payments.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2012

Nonperforming assets, including nonaccrual loans, loans past-due over 90 days, restructured loans and other real estate owned, were $17,116,000 at March 31, 2012, and $17,266,000 at December 31, 2011. As a percentage of total assets, nonperforming assets decreased from 4.1% at December 31, 2011 to 4.0% at March 31, 2012. The allowance for loan losses was $4,905,000 at March 31, 2012, and December 31, 2011. The allowance for loan losses as a percentage of total loans increased from 1.97% at December 31, 2011, to 2.01% at March 31, 2012.

Impaired credits consist primarily of loans collateralized by commercial real estate where the borrower has experienced financial difficulties as a result of the downturn in the local and national economies. There is no other concentration by locale or industry that is common among these loans. The largest impaired loan is approximately $4,948,000, and is secured by a mixed use real estate development project in Richmond, Virginia. Both the development project and the guarantor have sought protection in bankruptcy and we are pursuing all collection efforts through this process. Specific reserves of $768,000 are assigned to this credit.

For the three-month period ended March 31, 2012, there were no significant additions to impaired loans. Our collection efforts include foreclosure sales, often resulting in the borrower seeking protection in bankruptcy. Other borrowers make efforts to liquidate assets to avoid foreclosure on primary collateral. Our success in maximizing collateral value will, in large part, depend on the market absorption rate of commercial real estate property.

Off-Balance Sheet Arrangements

Financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $3,264,000 at March 31, 2012 and $3,796,000 at December 31, 2011. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Additionally, certain off-balance sheet items of approximately $36,890,000 at March 31, 2012, and $36,554,000 at December 31, 2011, were comprised primarily of unfunded loan commitments. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology used in calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. The reserve for unfunded lending commitments is included in other liabilities with increases or decreases included in noninterest expense. At March 31, 2012 and December 31, 2011, the reserve for unfunded lending commitments was $10,000. Estimates may change at some point in the future.

Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity can best be demonstrated by an analysis of cash flows. The primary source of cash flows is from operating activities. Operating activities provided $1,632,000 of liquidity for the three-month period ended March 31, 2012, compared to $1,080,000 for the same three months in 2011. The principal elements of these operating flows are net income, increased for significant non-cash expenses for the provision for loan losses and depreciation and amortization. A secondary source of liquidity comes from investing activities, principally the maturities of investment securities. Maturities and calls of investment securities were $13,231,000 for the three-month period ended March 31, 2012, compared to $13,185,000 for the three-month period ended March 31, 2011. Excess proceeds from maturities and calls of investments during the first quarter of 2012 of $6,705,000 were reinvested in the portfolio for a total of $19,936,000 in investment purchases for the quarter. As of March 31, 2012, there were approximately $6,472,000 of investment securities that mature within 36 months based on contractual maturities.

FIRST CENTURY BANKSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

March 31, 2012

Additional sources of liquidity are available through the Federal Reserve System and through membership in the Federal Home Loan Bank system. As of March 31, 2012, we had a maximum secured borrowing capacity exceeding $60,000,000 through the Federal Home Loan Bank of Pittsburgh. These funds can be made available with various maturities and interest rate structures. Borrowings are collateralized by a blanket lien by the Federal Home Loan Bank on its members’ qualifying assets. At March 31, 2012, we owned $920,500 in stock, and had no borrowings outstanding for overnight liquidity needs through the FHLB. As of March 31, 2012, there were no outstanding balances on our federal funds purchased lines of $8,700,000 with correspondent banks which are available for short-term liquidity needs.

FIRST CENTURY BANKSHARES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

The Company’s Chief Executive Officer and the Chief Financial Officer have conducted as of March 31, 2012, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012, were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2012, or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

(a) None

(b) None

FIRST CENTURY BANKSHARES, INC.

PART II.	OTHER INFORMATION (Continued)

ITEM 6 – EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit	Page Number

3.	Articles of Incorporation and Bylaws

3(a)	Articles of Amendment to Articles of Incorporation (1)	—

3(b)	Restated Articles of Incorporation (2)	—

3(c)	Amended and Restated By-laws of the Company (3)	—

10.	Material Contracts

10(a)	Executive Benefit Agreement between the Registrant and Frank W. Wilkinson(4)	—

10(b)	Executive Benefit Agreement between the Registrant and J. Ronald Hypes(4)	—

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	36

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	37

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer	38

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer	39

101	Interactive data file (XBRL) (5)	—

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K dated December 31, 1999 and filed March 27, 2000, File Number: 000-11671; Film Number: 579818.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q dated June 30, 1996 and filed August 14, 2006, File Number 000-11671; Film Number: 96610281.
(3)	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 15, 2005 and filed February 18, 2005, File Number: 000-11671; Film Number: 05625963.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2010 and filed December 8, 2010, File Number: 000-11671; Film Number: 101239496.
(5)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through First Century’s Investor Relations tab on its corporate website at www.firstcentury.com.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Century Bankshares, Inc.
(Registrant)

By:	/s/ J. Ronald Hypes
J. Ronald Hypes, Treasurer
(Principal Accounting and Financial Officer)

Date:	May 15, 2012